Form 10-K
period 2019-12-29
CEC ENTERTAINMENT INC
filed 2020-03-12
CIK 813920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________
FORM 10-K
________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, no voting or non-voting common equity of the registrant was held by non-affiliates.
As of March 2, 2020, an aggregate of 200 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.
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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	the impact of labor scheduling legislation;

•	our ability to successfully open international franchises and to operate under the United States and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues, including those outside the United States;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our ability to successfully integrate the operations of companies we acquire;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•	other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors.”
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

PART I
ITEM 1. Business.
Company Overview
We believe we are the leading family entertainment and dining company globally, focused on providing an exciting, fun-filled play and food experience for children and parents alike. Founded in 1977, we have an over 40-year track record and today, have a global network of family entertainment and dining centers (also referred to as “venues”) that we develop, operate and franchise under the names “Chuck E. Cheese” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza”(“Pizza Made Fresh, Families Made Happy”). Our venues deliver a lively, kid-friendly atmosphere and feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, with the opportunity for our guests to win tickets and redeem prizes such as toys. plush dolls, and branded merchandise. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics with a selection of more sophisticated options for adults. We offer families a highly compelling value proposition, where a family can visit Chuck E. Cheese and spend only $39 for a package that includes food, drinks and entertainment, which we believe to be significantly lower than comparable offerings at other dining and entertainment alternatives. We believe there is consistent demand for wholesome entertainment and family dining, and that our combination of entertainment and dining with a strong value proposition creates a highly differentiated experience that appeals to our diverse guest base. We are the venue of choice for many special occasions, and we position Chuck E. Cheese as the #1 brand for kids’ birthdays. With our over 40-year track record of providing family entertainment and dining, our brand recognition and the familiarity of the Chuck E. Cheese character and our related intellectual property provide us with an important competitive advantage as an entertainment provider.
As of December 29, 2019, across both our Chuck E. Cheese and Peter Piper Pizza brands, we operated 555 venues and had 186 venues operating under franchise arrangements, for a system-wide total of 741 venues across 47 states and 16 foreign countries and territories. This significant geographic scale makes us an accessible choice in many neighborhoods across the U.S. and globally.
In Fiscal 2019, we generated $912.9 million in revenue, $28.9 million of net loss and $184.1 million in Adjusted EBITDA. Notably, we enjoy a balanced sales mix between Entertainment and Merchandise, which during the fiscal year ended December 29, 2019, accounted for 56% of our Company-operated venue sales and had a gross profit margin of 92%, and food and beverage which accounted for 44% of our Company-operated venue sales and had a gross profit margin of 77% over the same period, resulting in a gross profit margin of 86% for the fiscal year ended December 29, 2019. See Item 6. “Selected Financial Data - Non-GAAP Financial Measures” for additional information about Adjusted EBITDA, a reconciliation of net income (loss) to Adjusted EBITDA and the calculation of Adjusted EBITDA Margin, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for additional information about gross profit margin.
We have developed our iconic Chuck E. Cheese brand with broad appeal through our more than 40-year commitment to being a family-fun and entertainment company. Over the last few years, we have invested in revitalizing our guest experience, including revamping our menu with improved food quality and new offerings, tailoring our marketing message to focus on both kids and moms, improving venue amenities such as adding WI-FI across all locations, and reinvigorating our culture with a new hospitality-oriented training program for our venue staff. We have made corresponding investments in technology, staff training, and our physical assets including labor and inventory management systems. We believe these significant investments position our Company for sustained growth in the future. In 2018, we completed the roll-out of our proprietary Play Pass card system at all Company-operated Chuck E. Cheese venues, which we funded through a capital investment of $56 million from 2015 to 2017. This system replaces the traditional token-based game system used for the last 40 years with an RFID tag that guests use to activate games. Guests can purchase “points” or time on reloadable cards and can use these cards to play our games. Additionally, Play Pass provides us access to significant guest data, which allows us to develop insights into our business and enables us to be more innovative with our game pricing initiatives, such as variable pricing by geographical location and time of day and dynamic pricing on select weekends, spring breaks and holidays. In the third quarter of 2018 we launched All You Can Play (“AYCP”), a first-of-its-kind gaming experience that allows kids access to play every game at Chuck E. Cheese as many times as they want within the specified period of time purchased, on any day, without any restrictions, in all of our domestic Company-operated Chuck E. Cheese venues. For kids, this alleviates concerns of running out of tokens / points, and for adults it provides surety around activity time and increases perceived value. We also launched our “More Tickets” program in the third quarter of 2018, increasing average tickets earned per game play, to drive higher guest satisfaction. In 2019, we expanded the available options under our “More Tickets” program and optimized pricing on our menu items and game packages. These initiatives, combined with the completion of 82 venue remodels under our domestic venue redesign program, have created positive momentum in our comparable venue sales performance, are driving higher margin entertainment and merchandise spending and we believe position our Company for sustained long-term growth in the future.
Our Complementary Brands
We believe our two brands, Chuck E. Cheese and Peter Piper Pizza, are complementary, with each offering guests a pizza-anchored menu as well as entertainment. While Chuck E. Cheese focuses principally on kids, Peter Piper Pizza operates smaller venues with a primary emphasis on food, resulting in a higher frequency of visits. With this approach, Peter Piper Pizza is not only popular with families, but also attracts a guest base that includes many adults without children. In addition to everyday visits for the excellent food, adults without families are common customers for the day-time buffet on their weekday lunch break and frequently choose Peter Piper Pizza's carryout option, which can also be ordered online. Also, guests may choose Chuck E. Cheese and Peter Piper Pizza delivery options through third party providers. Although these brands are complementary in many ways and have operations that are substantially similar, we believe they are distinct concepts that do not directly compete.
Chuck E. Cheese: Where A Kid Can Be A Kid. Chuck E. Cheese was founded in 1977 and is a highly recognized brand that uniquely appeals to our primary guest base of families with children between 2 and 12 years of age. Chuck E. Cheese venues feature an open and bright setting, which creates an inviting atmosphere for kids and a good line of sight for parents. Safety is a key focus, including our Kid Check safety system, which provides everyone in a group with a unique number stamp that is checked at the door. Each venue includes approximately 75 games, rides and attractions for kids of all ages, including classic skill games, such as arcade basketball, skee-ball and Whack-a-Mole, along with the Ticket Blaster machine where birthday guests can grab as many tickets as possible in 30 seconds. Our menu features fresh, hand-made pizza, boneless and bone-in chicken wings, desserts and beverages, including beer and wine at most locations. Chuck E. Cheese, our iconic, energetic mouse mascot, performs music and dance shows and interacts with our guests, driving strong brand recognition. We position Chuck E. Cheese as the #1 brand for kids’ birthdays, and reserved birthday packages represented approximately 16% of Chuck E. Cheese venue revenues in Fiscal 2019. As of December 29, 2019, there were 612 Chuck E. Cheese locations in 47 states and 15 foreign countries and territories, of which 515 were Company-operated.
Peter Piper Pizza: Pizza Made Fresh, Families Made Happy. Peter Piper Pizza serves fresh, high-quality handcrafted food and beverages, including craft beer and wine, and offers state-of-the-art games for all ages. Venues feature a bold design and contemporary layout, with open kitchens revealing much of the handcrafted food preparation, such as fresh mozzarella being shredded off the block, vegetables being hand-chopped, wings being hand-tossed and our Certified Dough Masters crafting pizzas with made-from-scratch dough. Our large, open dining areas provide an enjoyable atmosphere for families and group events, with attentive staff dedicated to providing an enjoyable and memorable experience to each guest. As of December 29, 2019, there were 129 Peter Piper Pizza locations in the United States (also referred to as “U.S.”) and Mexico, of which 40 are Company-operated locations. All of Peter Piper Pizza’s Company-operated venues are located in the United States.
Our Company has benefited from the 2014 acquisition of Peter Piper Pizza through the implementation of best practice sharing, and synergies from the leveraging of back office functions and procurement spend. Peter Piper Pizza has also benefited from lower game buying costs under CEC Entertainment's ownership, as Chuck E. Cheese is one of the largest purchasers of arcade games in the United States.
Our Competitive Strengths
We attribute our success in large part to our (i) iconic, widely recognized brand, (ii) our unique and differentiated family fun and entertainment experience, (iii) our highly compelling consumer value proposition, (iv) our diversified and resilient business model, (v) our consistent demand throughout all cycles, and (vi) our proven and experienced management team. Our venues are unique in that we combine a wholesome family dining offering with distinctive family-oriented games, rides, activities, shows and other entertainment alternatives, all under one roof and within convenient driving distance from our guests’ homes. Many of our high quality entertainment offerings, including all of our live and interactive shows in Chuck E. Cheese venues, guest Wi-Fi in all our venues, and live television in our Peter Piper Pizza venues, can be experienced free of charge. We believe that we benefit from strong and consistent demand for our entertainment offerings from families who desire high quality, safe, clean, convenient and affordable ways to spend time with their children outside of the home. Our executive management team has significant experience in the leisure, hospitality, entertainment and family dining industries and has significant expertise in operating complex, themed family entertainment businesses.

Our Strategic Plan
Our strategic objectives are focused on becoming “the world’s leading family friendly entertainment restaurant brands” by entertaining and inspiring kids around the world and ensuring that every guest is happy. This strategic plan is centered on the following six growth pillars:
(i) increase traffic to our venues through marketing and sales promotions;
(ii) drive in-store guest spending;
(iii) pursue a programmatic approach to our domestic remodel program;
(iv) expand the global franchise network;
(v) launch a division to focus on entertainment & licensing efforts; and
(vi) increase efficiencies and lower operating costs with tight controls.
Increase traffic to our venues through marketing and sales programming. Our plan is to increase traffic from repeat visitation and new customers with strategic advertising, new promotional event platforms, and sales initiatives. We have broadened our advertising efforts from a traditional focus on children via television to a broader approach that includes targeted consumer offers and consumer promotional opportunities. We will get to know our consumers better and gain insights to motivate our guests to make one more visit, and build a consistent entertainment proposition for our guests. In addition, we will be expanding our field marketing support team focused on group outings and fundraising.
Drive in-store guest spending. Our strategic initiatives to drive profitability in our venues across the portfolio of guest spending areas include our ability to optimize pricing and promotions in our venues and create better value propositions for our guests through new revenue and upsell opportunities. Our recent and ongoing initiatives to improve the in-venue experience include streamlining the order and checkout process, enhancing our game offerings and improving our birthday program and packages. During 2019, we began testing guest promotions that included unlimited play discount holiday passes, dynamic pricing on select weekends, spring breaks and holidays, and traffic-driving deals such as discounted AYCP.
We also believe that AYCP, a product that allows guests the option to play unlimited games within a specified period of time, is perceived as a greater value proposition for our guests than our Play Pass offering, as evidenced during our testing by higher NPS scores in venues, with 66% positive guest comments on price in AYCP venues versus 44% in non-AYCP venues. For the fiscal year ended December 29, 2019, AYCP accounted for approximately 63% of our entertainment revenues.
Domestic Remodel Program: We are focused on building a long-term brand revitalization program by updating the Chuck E. Cheese brand and considering all revenue generating and operational efficiency opportunities. In 2017, we began testing a redesigned concept at our Chuck E. Cheese venues which carefully targeted areas to improve family experience and comfort. Changes include a new exterior and signage, brighter interiors, art décor on the walls, digital menu boards, a new star dance stage, and a refreshed game offering.
Following an initial test of seven remodels in 2017, we completed 25 remodels in 2018 and an additional 50 remodels in 2019. In 2020, we expect to complete an additional 40 remodels, with an ongoing strategy of completing 40-50 venue remodels each year, at a lower overall cost than earlier remodels. Our current model will maintain the most important elements of the redesign, while eliminating some of the less critical design elements. The venues remodeled in 2017 and 2018 have experienced a sustained comparable store sales uplift of approximately 12% versus un-remodeled venues. Our business model benefits from substantial operating leverage, and we expect in excess of 50% of this increase in sales to flow through to operating income.
We expect to realize a cash-on-cash return of greater than 20% on these remodels. We define and calculate cash-on-cash returns for an individual store as (a) the increase in Store Operating Income Before Depreciation and Amortization, excluding pre-opening expenses, national marketing expense allocation, non-cash charges related to asset disposals and changes in non-cash deferred amusement revenue and ticket liability, divided by (b) our net development costs for the remodel. Net development costs include equipment, building, leaseholds and site costs, net of tenant improvement allowances and other landlord concessions or payments, excluding pre-opening costs and capitalized interest.
Global Franchise Expansion. We have a long track record of successful new venue development and will continue to pursue a disciplined venue growth strategy in both new and existing markets where we can achieve strong returns and long term success. For new venue openings, we follow a rigorous due diligence and site selection process and strategically locate our venues within convenient driving distance to large metropolitan areas. We will be adding new resources to our local and global franchise departments to explore and identify new and diverse markets to expand the CEC brand with multiple franchise units in areas with high concentration of middle class and family growth around the globe.

As of December 29, 2019, we had 103 international venues operating under franchise arrangements. We aim to continue growing internationally with existing and new franchise partners, with development agreements in place for 79 additional committed Chuck E. Cheese franchise venues across 14 countries and territories. In 2019, we opened 14 new venues collectively in eight countries, with two new Peter Piper Pizza venues in the United States and 12 new franchised Chuck E. Cheese venues in seven other countries. In Fiscal 2020, we expect 16 new Chuck E. Cheese franchised venues to open internationally.
See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources – Capital Expenditures” for more information regarding our capital initiatives and expenditures.
CEC Entertainment and Licensing Efforts. We will launch a division that will focus on global entertainment & media networks within CEC and the value creation of Chuck E. Cheese & Friends intellectual property (“IP”) in licensing and in-restaurant guest traffic. Utilizing its tremendous reach to young parents and children, CEC will formalize its in-store, online and digital assets for consumer brands to advertise on these channels with wholesome, approved commercial content. Additionally, the research states, and we believe, that the Chuck E. Cheese and friends IP is one of the most popular character sets in North America and we will develop focused sales and management support to help develop the licensing benefits in media, toys, games and other areas.
Generate Efficiencies and Lower Operating Costs: Our business model benefits from substantial operating leverage, enabling us to drive margin improvement. We continuously focus on delivering financial performance through expense rationalization across all of our venues and functions. We believe that the deployment of best corporate practices across each of our brands and our corporate functions will yield continued margin improvement. Our general managers at our venues and our corporate management staff typically have revenue, profit and customer satisfaction incentives, which foster a strict focus on both providing a high-quality experience for our guests and expense control. Additionally, we have implemented several new technology investments over the past three years that we believe drive continued cost savings. These investments include our enhanced labor management tool, a system-wide upgrade of our point-of-sale terminals and an improved venue inventory management system that provides additional visibility into food cost measurements and automates our replenishment cycles. These initiatives have generated cost efficiencies in a number of key areas, including labor, supplies, food and general and administrative expenses, and we expect these cost efficiencies to continue in the future.
Overview of Operations
Food and Beverage
Each Chuck E. Cheese and Peter Piper Pizza venue offers a variety of pizzas, wings, appetizers, salads and desserts, along with certain gluten-free options. Our hand-made pizza and prepared foods are made fresh to order. Soft drinks, coffee and tea are also served, along with, at most locations, beer and wine. Alcoholic beverages are limited to a maximum of two drinks per guest. Peter Piper Pizza venues also offer lunch buffet options with unlimited pizza, salad, breadsticks and dessert. We continuously focus on delivering a quality-driven product and believe the quality of our food compares favorably with that of our competitors. As part of our ongoing initiatives to improve operations, we have implemented an improved venue inventory management system that provides additional visibility into food cost measurements and automates our replenishment cycles.
Food and beverage sales represented 43.9%, 45.3% and 47.3% of our Company-operated venue sales during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Entertainment and Merchandise
Each of our Chuck E. Cheese and Peter Piper Pizza venues has a game room area, which includes an array of amusement and entertainment options. These options range from classic arcade, redemption and skill-oriented games, such as air hockey, skee-ball and basketball, to rides, such as mini trains, motorcycles and various driving games. At Chuck E. Cheese, we also offer musical and comical entertainment that features our iconic Chuck E. Cheese character with live performances and frequent appearances on our showroom and game room floor, along with ongoing entertainment featuring music videos and televised skits. Each Peter Piper Pizza venue also offers flat-screen televisions located throughout the dining area. In the first quarter of 2018, we completed the implementation of Play Pass, a new proprietary game card system, in all of our Chuck E. Cheese Company-operated venues. Play Pass is similar to a stored value gift card and allows guests to activate games and rides with their own personal card. In addition, in July 2018 we launched AYCP in all of our domestic Company-operated Chuck E. Cheese venues. AYCP, a time based play option, allows guests to play unlimited games within a block of time, increasing the number of games, tickets and prizes. More Tickets provides the thrill of winning a greater number of tickets on redemption games. A number of games dispense tickets that can be redeemed by guests for prize merchandise such as toys and plush items. Our guests can also purchase this merchandise directly for cash.

Entertainment and merchandise sales represented 56.1%, 54.7% and 52.7% of our Company-operated venue sales during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Franchising
As of December 29, 2019, we franchised a total of 97 Chuck E. Cheese venues, with 22 venues located in the United States and 75 venues located in 15 foreign countries and territories, and a total of 89 Peter Piper Pizza venues, with 61 venues located in the United States and 28 venues located in Mexico. We have 18 active development and franchise agreements to open 79 Chuck E. Cheese venues in 14 countries and territories, and four signed development and franchise agreements with rights to open another 19 Peter Piper Pizza venues in Texas and one signed development and franchise agreement with rights to open another four venues in Mexico. See Part I, Item 1A. “Risk Factors” for more information regarding the risks associated with franchise development agreements.
Our standard franchise agreements grant the franchisee the right to construct and operate a venue and use our associated trade names, trademarks and service marks in accordance with our standards and guidelines. Most of our existing Chuck E. Cheese’s franchise agreements have an initial term of 15 to 20 years and include a 10-year renewal option. Peter Piper Pizza’s franchise agreements are for a 10-year term and include a 10-year successor agreement on Peter Piper Pizza’s then standard form of agreement. The standard franchise agreement provides us with a right of first refusal should a franchisee decide to sell a venue. We also enter into area development agreements, which grant franchisees exclusive rights to open a specified number of venues in a designated geographic area within a specified period of time. In addition to initial franchise and area development fees, the franchisee is charged a continuing monthly royalty fee equal to a percentage of its gross monthly sales, generally around 6%, which varies by location and brand.
In 1985, we and our Chuck E. Cheese franchisees formed the International Association of CEC Entertainment, Inc. (the “Association”) to discuss and consider matters of common interest relating to the operation of Company-operated and franchised Chuck E. Cheese venues. Routine business matters of the Association are conducted by a board of directors, composed of five members appointed by us and five members elected by the franchisees. The Association serves as an advisory council that, among other responsibilities, oversees expenditures, including (a) the costs of development, purchasing and placement of advertising programs, including websites; (b) the costs to develop and improve audio-visual and animated entertainment attractions, as well as the development and implementation of new entertainment concepts; and (c) the purchase of national network television advertising.
The franchise agreements governing existing franchised Chuck E. Cheese venues in the United States currently require each franchisee to pay to the Association a monthly contribution equal to a certain percentage of its gross monthly sales. Additionally, under these franchise agreements, we are required, with respect to Chuck E. Cheese Company-operated venues, to contribute at the same rates, or at higher rates in certain instances, as our franchisees. We and our franchisees are also required to spend minimum amounts on local advertising and could be required to make additional contributions to fund any deficits that may be incurred by the Association. Certain franchise agreements governing existing franchised Chuck E. Cheese venues outside of the United States currently require the franchisee to pay a certain percentage of their gross monthly sales to the Association to fund various advertising, media, and entertainment costs.
We do not currently have any advertising co-ops or a franchise advisory council with our Peter Piper Pizza franchisees, but we reserve the right to require the formation, merger or dissolution of either or both. Franchisees are required to contribute (a) 5% of weekly gross sales to be used to develop, produce, distribute and administer specific advertising, public relations and promotional programs that promote the services offered by system franchisees; and (b) 0.5% of weekly gross sales to be used to research, develop, produce, and support creative ideas and materials for use in commercial advertisements, public relations, and promotional campaigns in the United States and Mexico. We may elect at any time not to collect or maintain all or any portion of the amount contributed to fund advertising related programs and activities and, during such time that we have made such election, the monies not collected must be expended by the franchisees in their own markets. In addition, we are required, with respect to Company-operated Peter Piper Pizza venues, to contribute funds on the same basis as our franchisees.
Royalties, franchise and area development fees and other miscellaneous franchise income represented 2.5%, 2.3% and 2.0% of our total consolidated revenues during Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Foreign Operations
As of December 29, 2019, we operated a total of ten Company-operated venues in Canada. Our Canadian venues generated total revenues of $15.2 million, $15.8 million, and $16.6 million during the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively, representing 1.7%, 1.8% and 1.9% of our total consolidated revenues, respectively. All other international venues are franchised.

These foreign activities, along with our international franchisees, are subject to various risks of conducting business in a foreign country, including fluctuations in foreign currency exchange rates, laws and regulations and economic and political stability. See “Risk Factors” for more information regarding the risks associated with operations located in foreign markets.
Third-Party Suppliers
We use a network of 15 distribution centers operated by a single company to distribute most of the food products and supplies used in our domestic Chuck E. Cheese branded venues, five distribution centers for our Canadian Chuck E. Cheese branded venues, and four distribution centers for our Peter Piper Pizza branded venues. We believe that alternative third-party distributors are available for our products and supplies, but we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers.
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
Intellectual Property
We own various trademarks and proprietary rights, including Chuck E. Cheese®, Where A Kid Can Be A Kid®, Peter Piper Pizza® and the Chuck E. Cheese character image used in connection with our business, which have been registered with the appropriate patent and trademark offices. The duration of such trademarks is unlimited, subject to continued use and renewal. We believe that we hold the necessary rights for protection of the trademarks considered essential to conduct our business. We believe our trade names and our ownership of trademarks and proprietary rights in the names and character likenesses featured in the operation of our venues provide us with an important competitive advantage, and we actively seek to protect our interests in such property. As discussed earlier under “Our Strategic Plan”, we believe there is an opportunity to leverage our intellectual property into additional revenue and licensing opportunities.
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

Employees
As of December 29, 2019, we employed approximately 16,400 employees, including approximately 16,000 in the operation of our Company-operated venues and approximately 400 in our corporate offices. Our employees do not belong to any union or collective bargaining group. We believe that our employee relations are satisfactory, and we have not experienced any work stoppages at any of our venues.
Each Chuck E. Cheese and Peter Piper Pizza venue typically employs a general manager, senior assistant manager, one or more assistant managers, an electronics specialist who is responsible for repair and maintenance of the show, games and rides, and approximately 25 to 45 food preparation and service employees, many of whom work part-time. Our staffing requirements are seasonal, and the number of people we employ at our venues will fluctuate throughout the year.
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
The opening and success of new Chuck E. Cheese and Peter Piper Pizza venues is dependent on various factors, including but not limited to the availability of suitable sites, the negotiation of acceptable lease terms for such locations, our ability to meet construction schedules, our ability to manage such expansion and hire and train personnel to manage the new venues, our ability to obtain, for acceptable cost, building and other permits and approvals including liquor licenses, the potential cannibalization of sales at any adjacent venues located in the market, as well as general economic and business conditions. Our ability to successfully open new venues or remodel, expand or upgrade the entertainment at existing venues will also depend upon the availability of sufficient capital for such purposes, including operating cash flow, our existing credit agreement, future debt financings, future equity offerings, or a combination thereof. There can also be no assurance that we will be successful in opening and operating the number of anticipated new venues on a timely or profitable basis. There can be no assurance that we can continue to successfully remodel or expand our existing facilities or upgrade the games and entertainment or obtain a reasonable return on such investments.
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
Purchases at our venues are discretionary for consumers; therefore, our consolidated results of operations are susceptible to economic slowdowns and recessions. We are dependent in particular upon discretionary spending by consumers living in the communities in which our venues are located. A significant portion of our venues are clustered in certain geographic areas. As of December 29, 2019, a total of 181 Chuck E. Cheese venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 118 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (33 are Company-operated and 85 are franchised locations). A significant weakening in the local economies of these geographic areas, or any of the areas in which our venues are located, may cause consumers to curtail discretionary spending, which in turn could reduce our Company venue sales and have an adverse effect on our business and our consolidated financial results.
The future performance of the United States and global economies is uncertain and is directly affected by numerous national and global financial, political and other factors that are beyond our control. Our target market of families with young children can be highly sensitive to adverse economic conditions, which may impact their desire to spend discretionary dollars, resulting in lower customer traffic levels in our venues. Increases in credit card debt, home mortgage and other borrowing costs and declines in housing values could further weaken the United States, Mexican or Canadian economies, leading to a further decrease in discretionary consumer spending. In addition, reduced consumer confidence as a result of a recession, job losses, home foreclosures, investment losses in the financial markets, personal bankruptcies, and reduced access to credit may also result in lower levels of traffic to our venues. Moreover, our customer traffic may be impacted by major changes in United States fiscal policy. Also, certain types of policies regarding immigration, development and investment could adversely affect our business. While there is currently a substantial lack of clarity and uncertainty around the likelihood, timing and details of any such policies and reforms, such policies and reforms may materially and adversely affect customer confidence and our business. We believe that consumers generally are more willing to make discretionary purchases, including at our venues, during periods in which favorable economic conditions prevail. Further, fluctuations in the retail price of gasoline and the potential for future increases in gasoline and other energy costs may affect consumers' disposable incomes available for entertainment and dining. Changes in consumer spending habits as a result of a recession or a reduction in consumer confidence are likely to reduce our customer traffic and sales performance, which could have an adverse effect on our business and our consolidated financial results. In addition, these economic factors could affect our level of spending on planned capital initiatives at our venues, and thereby impact our future sales, and could also result in potential asset impairments and venue closures.
Increases in food, labor, and other operating costs could adversely affect our consolidated financial results.
For the 2019 fiscal year, 43.9% of company venue sales revenue came from food and beverage sales as compared to the 56.1% of company venue sales revenue resulting from entertainment and merchandise sales. As a result, the performance of our venues is affected by changes in the costs for food products we purchase, including but not limited to cheese, dough, produce, chicken, and beef. The commodity prices for these food products vary throughout the year and may be affected by changes in supply, demand, and other factors beyond our control. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with commodity prices; however, we typically enter into short-term purchasing arrangements, which may contain pricing designed to minimize the impact of commodity price fluctuations. An increase in our food costs, absent a corresponding sales price increase, would negatively affect our profit margins and adversely affect our consolidated financial results.
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
Part of our growth strategy depends on our ability to attract new international franchisees and the ability of these franchisees to open and operate new venues on a profitable basis. As we do not have a long history of significant international growth experience, there can be no assurance that we will be able to successfully execute this strategy in the future. Delays or failures in identifying desirable franchise partners and opening new franchised venues could adversely affect our planned growth. Moreover, our franchisees depend on the availability of financing to construct and open new venues. If these franchisees experience difficulty in obtaining adequate financing, our growth strategy and franchise revenues could be adversely affected. Additionally, our growth strategy depends on the ability of our international franchisees to learn and implement our business strategy, while adapting to the local culture. There can be no assurance that the Chuck E. Cheese and Peter Piper Pizza concepts will be accepted in targeted international markets.
Currently, our international franchisees operate venues in 16 countries. We and our franchisees are subject to the regulatory, economic, and political conditions of any foreign market in which our franchisees operate venues. Any change in the laws, regulations, and economic and political stability of these foreign markets could adversely affect our consolidated financial results. Changes in foreign markets that could affect our consolidated financial results include, but are not limited to, taxation, inflation, currency fluctuations, political instability, economic instability, war or conflicts, increased regulations and quotas, tariffs, and other protectionist measures. Additionally, our long-term growth strategy includes adding franchisees in additional foreign markets in the future. To the extent unfavorable conditions exist in the foreign markets we plan to expand into or we are unable to secure intellectual property rights sufficient to operate in such foreign markets, we and our international franchise partners may not be successful in opening the number of anticipated new venues on a timely and profitable basis. Delays or failures in opening new foreign market venue locations could adversely affect our planned growth and result in increased attendant costs.
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
We use a network of 15 distribution centers operated by a single company to distribute most of the food products and supplies used in our domestic Chuck E. Cheese branded venues, five distribution centers for our Canadian Chuck E. Cheese’s branded venues and four distribution centers for our Peter Piper Pizza branded venues. Any failure by these distributors to adequately distribute products or supplies to our venues could increase our costs and have an adverse effect on our business and our consolidated financial results. Although we believe that alternative third-party distributors are available for our products and supplies, we may incur additional costs if we are required to replace our distributors or obtain the necessary products and supplies from other suppliers, and there can be no assurance that our business would not be disrupted.
Our procurement of games, rides, entertainment-related equipment, redemption prizes, and merchandise is dependent upon a few global providers, the loss of any of which could adversely affect our business and our consolidated financial results.
Our ability to continue to procure new games, rides, entertainment-related equipment, redemption prizes and merchandise is important to our business strategy. The number of suppliers from which we can purchase these items is limited due to industry consolidation over the past several years. To the extent that the number of suppliers continues to decline, we could be subject to risks of distribution delays, pricing pressure and lack of innovation, among other things. Furthermore, some of our suppliers are located in China, and continued trade negotiations between the United States and Chinese governments could also result in interruptions in our ability to procure these products, which could adversely affect our business and our consolidated financial results.
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
Our business may be impacted by certain public health issues including epidemics, pandemics and the rapid spread of certain illnesses and contagious diseases. Such public health issues, including those outside of the U.S., may (i) make travel to particular regions more difficult, impacting our ability to pursue opportunities in those areas; (ii) impact our supply chain; and (iii) limit our access to labor in areas impacted by the health issues. Also, to the extent that our customers feel uncomfortable visiting public locations, particularly locations with a large number of children, due to a perceived risk of exposure to a public health issue, we could experience a reduction in customer traffic. Government agencies may also issue guidance or warnings that could discourage guests or cast members from traveling to our venues. Any of these factors may adversely affect our consolidated financial results.
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
We also may not be able to renew real property leases on favorable terms, or at all, which may require us to close a venue or relocate, either of which could have a material adverse effect on our business, results of operations or financial condition. Of the 515 Company-operated Chuck E. Cheese venues as of December 29, 2019, 506 are leased. All of the 40 Company-operated Peter Piper Pizza venues as of December 29, 2019 are leased premises. The leases typically provide for a base rent and, in some instances additional rent based on a percentage of the revenue generated by the venues on the leased premises once certain thresholds are met. A decision not to renew a lease for a venue could be based on a number of factors, including an assessment of the area in which the venue is located. We may choose not to renew, or may not be able to renew, certain of such existing leases if the capital investment then required to maintain the venues at the leased locations is not justified by the return on the required investment. If we are not able to renew the leases at rents that allow such venues to remain profitable as their terms expire, the number of such venues may decrease, resulting in lower revenue from operations, or we may relocate a venue, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, results of operations or financial condition.
Fixed rental payments account for a significant portion of our cash operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.
Payments under our operating leases (excluding rental payments on our sale leaseback properties) account for a significant portion of our operating expenses. For example, total rental payments, including additional rental payments based on sales at some of our venues, under operating leases were approximately $93.6 million, or 10.2% of our Total revenues, in Fiscal 2019. In addition, as of December 29, 2019, we were a party to operating leases requiring future minimum lease payments aggregating approximately $185.4 million through the next two years and approximately $664.2 million thereafter. We expect that we will lease any new venues we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including:

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
We are a highly leveraged company. As of December 29, 2019, we had $975.7 million face value of outstanding indebtedness (excluding lease obligations), in addition to $105.5 million ($114.0 million secured revolving credit facility less $8.5 million letter of credit) available for borrowing under the revolving credit facility at that date. For the fiscal year ended December 29, 2019, we made total debt service payments of $109.1 million (excluding finance leases, sale leaseback, and debt issuance costs related to our 2019 Secured Credit Facilities).

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
We may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our credit agreement. If new indebtedness is added to our current debt levels, the related risks described above could intensify.
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

ITEM 1B. Unresolved Staff Comments.
None.

ITEM 2. Properties.
Chuck E. Cheese and Peter Piper Pizza venues are typically located in densely populated locations and are predominantly situated in shopping centers or in free-standing buildings near shopping centers. On average, Chuck E. Cheese existing venues are approximately 12,700 square feet, with table and chair seating generally averaging between 400 to 450 guests per venue, and include approximately 75 games, rides and attractions. On average, Peter Piper Pizza existing venues are approximately 10,100 square feet, with table and chair seating generally averaging between 350 to 400 guests per venue, and include approximately 40 games, rides and attractions.
The following tables summarize information regarding the number and location of system-wide venues we and our franchisees operated as of December 29, 2019:

Domestic	Company-operated venues	Franchised venues	Total
Chuck E. Cheese	505	22	527
Peter Piper Pizza	40	61	101
Total domestic	545	83	628
International
Chuck E. Cheese	10	75	85
Peter Piper Pizza	—	28	28
Total international	10	103	113
Total system-wide venues in operation	555	186	741

Domestic	Company- operated venues	Franchised venues	Total
Alabama	8	1	9
Alaska	1	—	1
Arizona	32	15	47
Arkansas	6	—	6
California	81	4	85
Colorado	9	—	9
Connecticut	4	—	4
Delaware	2	—	2
Florida	35	—	35
Georgia	15	—	15
Hawaii	—	3	3
Idaho	1	—	1
Illinois	21	—	21
Indiana	13	—	13
Iowa	4	—	4
Kansas	4	—	4
Kentucky	5	—	5
Louisiana	10	2	12
Maryland	14	—	14
Massachusetts	10	—	10
Michigan	16	—	16
Minnesota	7	—	7
Mississippi	3	2	5
Missouri	8	—	8
Montana	—	1	1
Nebraska	2	—	2
Nevada	8	—	8
New Hampshire	1	—	1
New Jersey	13	—	13
New Mexico	7	3	10
New York	21	—	21
North Carolina	13	2	15
North Dakota	—	1	1
Ohio	19	—	19
Oklahoma	6	—	6
Oregon	1	2	3
Pennsylvania	20	—	20
Rhode Island	1	—	1
South Carolina	7	—	7
South Dakota	2	—	2
Tennessee	12	—	12
Texas	66	46	112
Utah	2	—	2
Virginia	15	—	15
Washington	10	1	11
West Virginia	1	—	1
Wisconsin	9	—	9
Total domestic	545	83	628

International	Company- operated venues	Franchised venues	Total
Canada	10	—	10
Chile	—	8	8
Colombia	—	2	2
Costa Rica	—	1	1
Guam	—	1	1
Guatemala	—	2	2
Honduras	—	3	3
India	—	1	1
Jordan	—	1	1
Mexico	—	48	48
Panama	—	2	2
Peru	—	6	6
Puerto Rico	—	3	3
Saudi Arabia	—	20	20
Trinidad and Tobago	—	2	2
United Arab Emirates	—	3	3
Total international	10	103	113
Total venues in operation	555	186	741

Company-operated Venue Leases
Of the 515 Company-operated Chuck E. Cheese’s venues as of December 29, 2019, nine are owned premises and 506 are leased. All of the 40 Company-operated Peter Piper Pizza venues as of December 29, 2019 are leased premises.
The terms of our venue leases vary in length from lease to lease, although generally a lease provides for an initial primary term of 10 years, with two additional five-year options to renew. As of December 29, 2019, three of our leases were month-to-month and 46 of our leases were set to expire in 2020. Of those set to expire in 2020, 12 have no available renewal options and the remainder have available renewal options expiring between 2023 and 2040. Our remaining leases are set to expire at various dates through 2037, with available renewal options that expire at various dates through 2057.
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
Corporate Offices and Warehouse Facilities
We lease 55,257 square feet of space in an office building in Irving, Texas, which serves as our corporate office and support services center. This lease expires in July 2026 with options to renew through July 2036. Peter Piper Pizza’s corporate office is located in office space adjoining a Peter Piper Pizza venue in Phoenix, Arizona. We also lease a 166,432 square foot warehouse building in Topeka, Kansas, which primarily serves as a storage, distribution and refurbishing facility for our venue fixtures and game equipment. The lease expires in August 2024 with options to renew through August 2034.
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

ITEM 4. Mine Safety Disclosures.
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information and Dividends
As of December 29, 2019, all of our outstanding common stock was privately held and there was no established public trading market for our common stock.
We did not declare any dividends in 2017, 2018, and 2019.
Our ability to pay and declare dividends is restricted by our secured credit facilities and Senior Notes. See further discussion of the secured credit facilities and Senior Notes in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Debt Financing” and Part II, Item 8. “Financial Statements and Supplementary Data - Note 11. Indebtedness and Interest Expense” of this Annual Report on Form 10-K. See Part I, Item 1A. “Risk Factors” for a discussion of factors that might affect our financial performance and compliance with debt covenants, including covenants that affect our ability to pay dividends.
Issuer Purchases of Equity Securities
There were no repurchases of our common stock during Fiscal 2019.

ITEM 6. Selected Financial Data.
The following selected financial data presented below should be read in conjunction with Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements included in Part II, Item 8. “Financial Statements and Supplementary Data” (in thousands, except percentages and venue number amounts):

	Fiscal Year 2019	Fiscal Year 2018	Fiscal Year 2017	Fiscal Year 2016	Fiscal Year 2015 (1)

	(in thousands, except percentages and venue number amounts)
Statements of Earnings Data:
Company venue sales	$890,095	$875,334	$868,888	$905,314	$905,110
Total revenues	$912,865	$896,066	$886,771	$923,653	$922,589
Operating income	$50,198	$50,801	$47,890	$61,452	$55,131
Interest expense	$87,243	$76,283	$69,115	$67,745	$70,582
Income taxes	$(10,364)	$(5,021)	$(74,291)	$(2,626)	$(2,941)
Net income (loss)	$(28,923)	$(20,461)	$53,066	$(3,667)	$(12,510)

Statement of Cash Flow Data:
Operating activities	$111,142	$86,790	$104,297	$118,955	$100,613
Investing activities	$(87,584)	$(79,284)	$(93,712)	$(98,439)	$(78,191)
Financing activities	$(52,088)	$(11,547)	$(5,030)	$(10,095)	$(81,599)
Non-GAAP Financial Measures:
Adjusted EBITDA (3)	$184,077	$175,166	$180,800	$207,924	$220,936
Adjusted EBITDA Margin (4)	20.2%	19.5%	20.4%	22.5%	23.9%
Venue-level Data:
Number of venues (end of period):
Company-operated	555	554	562	559	556
Franchised	186	196	192	188	176
	741	750	754	747	732
Comparable venues (end of period) (2)	529	526	531	529	489
Comparable venue sales change (2)	2.7%	—%	(4.8)%	2.8%	(0.4)%

	As of	As of	As of	As of	As of
	December 29, 2019	December 30, 2018	December 31, 2017	January 1, 2017	January 3, 2016
Balance Sheet Data:
Total assets	$2,119,549	$1,666,165	$1,695,044	$1,710,112	$1,733,035
Total debt (5)	941,880	982,121	984,419	989,948	994,448
Stockholders’ equity	213,786	242,571	262,148	206,005	208,546
Dividends declared	—	—	—	—	70,000
_______________________

(1)
We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length, which resulted in our fourth quarter consisting of 14 weeks. All other fiscal years presented were 52 weeks.

(2)
We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales excludes sales for our domestic Company-operated venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. Company-operated venues that were temporarily closed for more than three months are included in comparable venue sales once they have been reopened for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal period. We believe comparable venue sales change to be a key performance indicator within our industry; it is a critical factor in evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends. Our comparable venue sales for Fiscal 2015 exclude the Peter Piper Pizza venues that were acquired in October 2014 as we had operated them for less than 12 months at the beginning of the 2015 fiscal year. As a result of the 53 week fiscal year in 2015, our 2016 fiscal year began one calendar week later than our 2015 fiscal year. . The comparable venue sales change in the table above is presented on a calendar week basis, excluding the additional week of operations in 2015. On a fiscal basis, excluding the additional week of operations in 2015, comparable venue sales change would have been 3.0% in 2016.

(3)	For our definition of Adjusted EBITDA, see the “Non-GAAP Financial Measures” section below.

(4)	Adjusted EBITDA Margin is defined by us as Adjusted EBITDA as a percentage of Total revenues.

(5)	Total debt includes our Senior Notes, our outstanding borrowings under the term loan facility and the revolving credit facility, net of deferred financing costs, and finance leases.

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

The following table sets forth a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA Margin for the periods presented:

	Fiscal 2019	Fiscal 2018	Fiscal 2017	Fiscal 2016	Fiscal 2015 (1)
	(in thousands, except percentages)
Total revenues	$912,865	$896,066	$886,771	$923,653	$922,589

Net income (loss) as reported	$(28,923)	$(20,461)	$53,066	$(3,667)	$(12,510)
Interest expense	87,243	76,283	69,115	67,745	70,582
Income tax benefit	(10,364)	(5,021)	(74,291)	(2,626)	(2,941)
Depreciation and amortization	97,629	100,720	109,771	119,569	119,294
EBITDA	$145,585	$151,521	$157,661	181,021	$174,425
Asset impairments	23,333	6,935	1,843	1,550	875
Loss on asset disposals, net (2)	3,610	3,436	7,398	8,520	8,059
Unrealized gain on foreign exchange (3)	(668)	1,255	—	—	—
Non-cash stock-based compensation (4)	2,450	324	606	689	838
Lease cost book to cash (5)	3,236	6,982	5,655	7,852	9,100
Franchise revenue, net cash received (6)	1,988	1,632	—	113	1,217
Impact of purchase accounting (7)	31	—	817	1,380	995
Venue pre-opening costs (8)	583	183	904	1,591	792
One-time and unusual items (9)	3,929	2,898	5,916	5,146	22,448
Cost savings initiatives (10)	—	—	—	62	2,187
Adjusted EBITDA	$184,077	$175,166	$180,800	$207,924	$220,936
Adjusted EBITDA Margin	20.2%	19.5%	20.4%	22.5%	23.9%
__________________

(1)
We operate on a 52 or 53 week fiscal year ending on the Sunday nearest December 31. Fiscal year 2015 was 53 weeks in length, which resulted in our fourth quarter consisting of 14 weeks. All other fiscal years presented were 52 weeks.

(2)	Relates primarily to (i) gains or losses upon disposal of property or equipment; and (ii) inventory obsolescence charges in 2015 outside of the ordinary course of business.

(3)
Relates to unrealized gains on the revaluation of our indebtedness with our Canadian subsidiary. Effective January 1, 2018, we no longer consider undistributed income from our Canadian subsidiary to be permanently invested.

(4)	Represents non-cash equity-based compensation expense.

(5)
Represents (i) the removal of the non-cash portion of lease costs relating to the impact of straight-lining lease costs and, prior to the adoption of a new lease accounting standard on the first day of Fiscal 2019, the amortization of cash incentives and allowances received from landlords, plus (ii) the actual cash received from landlords incentives and allowances in the period in which it was received.

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

(9)
Represents non-recurring income and expenses primarily related to (i) professional fees incurred in connection with the Merger, the sale leaseback transaction we completed on August 25, 2014 and the acquisition of Peter Piper Pizza (“PPP Acquisition”); (ii) severance expense, executive termination benefits and executive search fees; (iii) one-time integration costs, including consulting fees, accounting service fees, IT system integration costs and travel expenses incurred in connection with the integration of Peter Piper Pizza; (iv) legal fees, claims and settlements related to litigation in respect of the Merger; (v) legal claims and settlements related to employee class action lawsuits and settlements; (vi) one-time loss on extinguishment of debt related to the refinancing of our 2014 Secured Credit Facilities; (vii) non-recurring gain on the repurchase of Senior Notes on the open market; (viii) professional and legal fees incurred in connection with our 2019 Secured Credit Facilities; (ix) legal fees incurred in connection with certain potential transactions the Company did not pursue; (x) one-time costs incurred in connection with the 2015 relocation of our corporate offices; (xi) cash landlord incentives received in 2015 on our new corporate offices; (xii) sales and use tax refunds that relate to prior periods; (xiii) professional fees incurred in connection with one-time strategic corporate and tax initiatives, such as accounting and consulting service fees incurred in connection with matters relating to the acquisition of Peter Piper Pizza (such as transfer pricing and cost segregation), the implementation of Play Pass and the implementation of a new payment processing solution, initial fees incurred in connection with the overseas outsourcing of our accounts payable and payroll functions, and costs related to the transition in 2015 to new advertising agencies whereby we were under contract for duplicate advertising costs for a period of time; (xiv) removing the initial recognition of gift card breakage revenue related to prior years on unredeemed Chuck E. Cheese gift card balances sold by third parties; (xv) removing business interruption and casualty losses at certain venues, primarily related to natural disasters, fires and floods, net of insurance proceeds received; (xvi) removing proceeds received related to the early termination of a venue lease by the property landlord pursuant to a decision by the landlord to demolish the shopping mall where the venue was located; (xvii) one-time costs related to the early termination of supplier contracts in connection with the transition to new suppliers; (xviii) one-time training and travel-related costs incurred in connection with training venue employees in connection with the implementation of our Play Pass initiative and the re-imaging effort of the venues in our Chuck E. Cheese portfolio; (xix) one-time marketing expenses related to the grand openings of our re-imaged Chuck E. Cheese venues; (xx) future lease obligations related to closed locations for which we are still obligated to make rental payments; and (xxi) non-recoverable account balances written off outside of the ordinary course of business.

(10)
Relates to estimated net cost savings primarily from (i) the full period impact of reduced occupancy costs associated with the relocation of our corporate offices in 2015; (ii) estimated cost savings associated with the integration of Peter Piper Pizza following its acquisition in October 2014, including labor cost savings associated with headcount reductions implemented in 2015; (vii) the full year effect of cost savings associated with upgrades to our telephone communication systems in 2015; and (viii) the estimated incremental costs associated with the new ERP system we implemented at the beginning of Fiscal 2015, net of system optimization costs.

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
Presentation of Operating Results
We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year, when the fourth quarter has 14 weeks. The fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 each consisted of 52 weeks. References to 2019, 2018 and 2017 are for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
Executive Summary
General
We develop, operate and franchise family entertainment and dining centers (also referred to as “venues”) under the names “Chuck E. Cheese” (“Where A Kid Can Be A Kid”) and “Peter Piper Pizza” (“Pizza Made Fresh, Families Made Happy”). Our venues deliver a lively, kid-friendly atmosphere that feature a broad array of entertainment offerings including arcade-style and skill-oriented games, rides, live entertainment shows, and other attractions, with the opportunity for kids to win tickets that they can redeem for prizes. We combine this memorable entertainment experience with a broad and creative menu that combines kid-friendly classics as well as a new selection of sophisticated options for adults. We operate 555 venues and have an additional 186 venues operating under franchise arrangements, for a total of 741 system-wide venues across 47 states and 16 foreign countries and territories as of December 29, 2019.

The following table summarizes information regarding the number of system-wide Company-operated and franchised venues for the periods presented:

	Twelve Months Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Number of Company-operated venues:
Beginning of period	554	562	559
New	2	1	6
Acquired from franchisee	4	—	2
Closed	(5)	(9)	(5)
End of period	555	554	562
Number of franchised venues:
Beginning of period	196	192	188
New	12	8	8
Acquired from franchisee	(4)	—	(2)
Closed	(18)	(4)	(2)
End of period	186	196	192
Total number of system-wide venues:
Beginning of period	750	754	747
New	14	9	14
Closed	(23)	(13)	(7)
End of period	741	750	754
 __________________

(1)	The number of new and closed Company-operated and Total system-wide venues during 2018 includes one venue that was relocated.
Our Strategic Plan
Our strategic objectives are focused on becoming “the world’s leading family friendly entertainment restaurant brands” by entertaining and inspiring kids around the world and being the best place for everyday family fun, directed by premier brands and a commitment to ensuring that every guest is happy. This strategic plan is centered on the following six growth pillars: (i) increase traffic to our venues through marketing and sales promotions; (ii) drive in-store guest spending;(iii) pursue a programmatic approach to our domestic remodel program; (iv) expand the global franchise network; (v) launch a division to focus on entertainment & licensing efforts; and (vi) increase efficiencies and lower operating costs with tight controls. See discussion of our strategic plan included in Part I, Item 1. “Business - Our Strategic Plan.”
Key Measures of Our Financial Performance and Key Non-GAAP Measures
Comparable venue sales. We define “comparable venue sales” as the sales for our domestic Company-operated venues that have been open for more than 18 months as of the beginning of each respective fiscal year or for acquired venues we have operated for at least 12 months as of the beginning of each respective fiscal year. Comparable venue sales excludes sales for our domestic Company-operated venues that are expected to be temporarily closed for more than three months primarily as a result of natural disasters, fires, floods and property damage. Company-operated venues that were temporarily closed for more than three months are included in comparable venue sales once the venues have been reopened for at least 12 months as of the beginning of each respective fiscal year. We define “comparable venue sales change” as the percentage change in comparable venue sales for each respective fiscal year. We believe comparable venue sales change to be a key performance indicator used within our industry; it is a critical factor when evaluating our performance, as it is indicative of acceptance of our strategic initiatives and local economic and consumer trends.

Average Sales per Comparable Venue. Average sales per comparable venue is calculated based on the average annual sales of our comparable venue base. Average sales per comparable venue cannot be used to compute year-over year comparable venue sales increases or decreases due to the change in the comparable venue base.

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands, except venue number amounts)
Average sales per comparable venue	$1,617	$1,587	$1,561
Number of venues included in our comparable venue base	529	526	531

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
Key Income Statement Line Item Descriptions
Revenues. Our primary source of revenues is sales at our Company-operated venues (“company venue sales”), which consist of the sale of food, beverages, game-play credits, unlimited game-play time blocks, and merchandise. A portion of our company venue sales are from sales of value-priced combination packages generally comprised of food and beverage only (“Package Deals”), with game plays and/or time blocks available for purchase separately. We promote these offerings through in-venue menu pricing, our website and coupon offerings. Through the second quarter of 2018, we offered value-priced combination packages generally comprised of food, beverage, game plays and/or time blocks. We allocated the revenues recognized from the sale of these combination packages and coupons between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it was sold separately, or in limited circumstances, our best estimate of selling price if a component was not sold on a stand-alone basis, which we believe approximates each component’s fair value.
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
Franchise fees and royalties are another source of revenues. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, as well as earn revenues from the sale of equipment and other items or services to franchisees. Effective January 1, 2018, with the adoption of Accounting Standards Update 2016-10 Revenues from Contracts with Customers (Topic 606) (“ASU 606”), we recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. Prior to the adoption of ASU 6060, we recognized development and franchise fees as revenues when the franchise venue had opened and we had substantially completed our obligations to the franchisee relating to the opening of a venue. In addition, our national advertising fund receipts from members of the Association are now accounted for on a gross basis as revenue from franchisees, when prior to the adoption of ASU 606 they had been netted against advertising expense.
Company venue operating costs. Certain of our costs and expenses relate only to the operation of our Company-operated venues. These costs and expenses are listed and described below:

•	Cost of food and beverage includes all direct costs of food, beverages and costs of related paper and birthday supplies, less rebates from suppliers;

•	Cost of entertainment and merchandise includes all direct costs of tickets issued, stored-value Play Pass and AYCP cards, prizes provided and merchandise sold to our customers;

•	Labor expenses consist of salaries and wages, bonuses, related payroll taxes and benefits for venue personnel;

•
Lease costs include lease costs for Company-operated venues and, effective the first day of Fiscal 2019, in connection with the adoption of a new lease accounting standard, lease costs include common area maintenance (“CAM”) charges; and

•
Other venue operating expenses primarily include utilities, repair and maintenance costs, liability and property insurance, property taxes, credit card processing fees, licenses, preopening expenses, venue asset disposal gains and losses, CAM charges (through the end of Fiscal 2018 as discussed under Lease costs above), and all other costs directly related to the operation of a venue.

“Cost of food and beverage” and “Cost of entertainment and merchandise”, as a percentage of company venue sales, are influenced both by the cost of products and the overall mix of our Package Deals and coupon offerings. “Entertainment and merchandise sales” have higher margins than “Food and beverage sales.”
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
Results of Operations
The following table summarizes our principal sources of company venue sales expressed in dollars and as a percentage of Total company venue sales for the periods presented:

	Fiscal Year Ended
	December 29, 2019		December 30, 2018		December 31, 2017
	(in thousands, except percentages)
Food and beverage sales	$390,891	43.9%	$396,658	45.3%	$410,609	47.3%
Entertainment and merchandise sales	499,204	56.1%	478,676	54.7%	458,279	52.7%
Total company venue sales	$890,095	100.0%	$875,334	100.0%	$868,888	100.0%

 The following table summarizes our revenues and expenses expressed in dollars and as a percentage of Total revenues (except as otherwise noted) for the periods presented:

	Fiscal Year Ended
	December 29, 2019		December 30, 2018		December 31, 2017
	(in thousands, except percentages)
Total company venue sales	$890,095	97.5%	$875,334	97.7%	$868,888	98.0%
Franchise fees and royalties	22,770	2.5%	20,732	2.3%	17,883	2.0%
Total revenues	912,865	100.0%	896,066	100.0%	886,771	100.0%
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage (1)	90,582	23.2%	94,319	23.8%	97,570	23.8%
Cost of entertainment and merchandise (2)	40,967	8.2%	36,650	7.7%	29,948	6.5%
Total cost of food, beverage, entertainment and merchandise (3)	131,549	14.8%	130,969	15.0%	127,518	14.7%
Labor expenses (3)	263,898	29.6%	256,327	29.3%	248,061	28.5%
Lease costs (3) (4)	109,043	12.3%	96,484	11.0%	95,917	11.0%
Other venue operating expenses (3) (4)	134,740	15.1%	150,255	17.2%	149,462	17.2%
Total Company venue operating costs (3)	639,230	71.8%	634,035	72.4%	620,958	71.5%
Other costs and expenses:
Advertising expense	44,745	4.9%	48,198	5.4%	48,379	5.5%
General and administrative expenses	56,960	6.2%	54,850	6.1%	56,482	6.4%
Depreciation and amortization	97,629	10.7%	100,720	11.2%	109,771	12.4%
Transaction, severance and related litigation costs	770	0.1%	527	0.1%	1,448	0.2%
Asset impairments	23,333	2.6%	6,935	0.8%	1,843	0.2%
Total operating costs and expenses	862,667	94.5%	845,265	94.3%	838,881	94.6%
Operating income	50,198	5.5%	50,801	5.7%	47,890	5.4%
Interest expense	87,243	9.6%	76,283	8.5%	69,115	7.8%
Loss on extinguishment of debt	2,242	0.2%	—	—%	—	—%
Loss before income taxes	$(39,287)	(4.3)%	$(25,482)	(2.8)%	$(21,225)	(2.4)%
 __________________

(1)	Percent amount expressed as a percentage of Food and beverage sales.

(2)	Percent amount expressed as a percentage of Entertainment and merchandise sales.

(3)	Percent amount expressed as a percentage of Company venue sales.

(4)
With the adoption of the new lease standard effective December 31, 2018, Lease costs for the twelve months ended December 29, 2019 include common area maintenance charges of $13.9 million. Common area maintenance charges were previously included in Other venue operating costs.

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

Fiscal 2019 Compared to Fiscal 2018
Revenues
Company venue sales were $890.1 million and $875.3 million for Fiscal 2019 and Fiscal 2018, respectively. The increase in Company venue sales was primarily attributable to a 2.7% increase in comparable venue sales, partially offset by a $2.6 million decrease in Company venue sales from our non-comparable venues primarily due to a net reduction of seven Company-operated venues over the last two years. In addition, net revenue deferrals related to Play Pass and unredeemed tickets were $0.1 million for 2019 compared to $6.6 million in net revenue breakage for 2018, which further offset the increase in comparable venue sales.
Franchise fees and royalties increased from $20.7 million to $22.8 million primarily due to a net increase in average franchise locations during Fiscal 2019.
Company Venue Operating Costs
The cost of food, beverage, entertainment and merchandise, as a percentage of Total company venue sales, was 14.8% and 15.0% for Fiscal 2019 and Fiscal 2018, respectively.
The cost of food and beverage as a percentage of food and beverage sales, was 23.2% and 23.8% for Fiscal 2019 and Fiscal 2018, respectively. The decrease in the cost of food and beverage on a percentage basis in 2019 was driven by an increase in average selling prices and favorability in commodities volume, primarily related to cheese, pizza dough and chicken wings compared to 2018.
The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise sales, was 8.2% and 7.7% for Fiscal 2019 and Fiscal 2018, respectively. The cost of entertainment and merchandise, as a percentage of Entertainment and merchandise in 2019 compared to 2018 reflects a combination of the impact of AYCP and More Tickets, which were launched nationally during the third quarter of 2018.
Gross profit, which represents Total revenues less Total cost of food, beverage, entertainment and merchandise, as a percentage of Total revenues, was 85.6% and 85.4% for Fiscal 2019 and Fiscal 2018, respectively.
Labor expenses, as a percentage of Total company venue sales, were 29.6% and 29.3% for Fiscal 2019 and Fiscal 2018, respectively, as wage pressures exceeded the favorable impact of a decrease in labor hours on higher sales. Our sales per labor hour improved approximately 4.8% in 2019 from 2018.
Lease costs, as a percentage of sales, were 12.3% and 11.0%, for Fiscal 2019 and Fiscal 2018, respectively. Lease costs for Fiscal 2019 were impacted by the adoption of a new lease standard effective December 31, 2018, the first day of Fiscal 2019, that requires us to recognize lease and non-lease components, such as CAM charges, as lease costs, rather than reflecting CAM charges as Other venue operating expenses. Excluding CAM charges, Lease costs, as a percentage of sales, would have been 10.7% for Fiscal 2019, reflecting an increase in Company venue sales.
Other venue operating expenses, as a percentage of Total company venue sales, were 15.1% and 17.2% for Fiscal 2019 and Fiscal 2018, respectively. Other venue operating expenses for 2019 were impacted by the adoption of a new lease standard, as discussed in the previous paragraph under Lease costs. Other venue operating expenses as a percentage of sales, including the impact of CAM charges, would have been 16.7% for 2019, reflecting savings initiatives and efficiencies in general operating costs. In addition, Other venue operating expenses for Fiscal 2018 included expenses related to the production and deployment of new menu boards and panels in connection with the launch of AYCP. These favorable impacts were partially offset by an increase in bank and credit card service fees, as the percentage of credit card sales increased in 2019 from 2018.
Advertising Expense
Advertising expense was $44.7 million and $48.2 million for Fiscal 2019 and Fiscal 2018, respectively, due to a shift in our marketing strategy away from television and print advertising to targeted digital and social media platforms.
General and Administrative Expenses
General and administrative expenses were $57.0 million and $54.9 million for Fiscal 2019 and Fiscal 2018, respectively. The increase in General and administrative expenses in 2019 is primarily due to an increase in performance-based compensation as a result of improved operating results, and an increase in labor related litigation.

Depreciation and Amortization
Depreciation and amortization was $97.6 million and $100.7 million for Fiscal 2019 and Fiscal 2018, respectively. The decrease in depreciation and amortization is primarily due to a decrease in the average number of Company-operated venues over the last two years as a result of venue closures and non-cash venue impairments recorded in 2019 and 2018.
Transaction, Severance and Related Litigation Costs
Transaction, severance and related litigation costs were $0.8 million and $0.5 million for Fiscal 2019 and Fiscal 2018, respectively. The Transaction, severance and related litigation costs for 2019 relate to $0.4 million in professional and legal fees incurred in connection with the refinancing of our senior secured facilities and $0.4 million in legal fees incurred primarily in connection with certain potential transactions which the Company did not pursue. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report. The Transaction, severance and related litigation costs for 2018 relate to $0.3 million in legal fees incurred in connection with Merger related litigation, and severance payments of $0.2 million.
Asset Impairments
In Fiscal 2019, we recognized an asset impairment charge of $23.3 million primarily related to 16 venues, of which none were previously impaired. In Fiscal 2018 we recognized an asset impairment charge of $6.9 million primarily related to eight venues, of which one was previously impaired. We continue to operate all but two of the venues that were impaired in 2019 and all but three of the venues that were impaired in 2018. The impairment charges were based on the determination that the financial performance of these venues was adversely impacted by various competitive and economic factors in the markets in which the venues are located.
Interest Expense
Interest expense was $87.2 million and $76.3 million for Fiscal 2019 and Fiscal 2018, respectively. The increase in interest expense is related to an increase in the weighted average effective rate incurred on our borrowings under both our 2019 and 2014 Secured Credit Facilities, driven by the higher interest margin on our recently refinanced secured credit facilities and increases in LIBOR rates. The weighted average effective interest rate incurred on our borrowings under our secured credit facilities and Senior Notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the Secured Credit Facilities and Senior Notes, but excluding the net loss on extinguishment of debt and $0.4 million of transaction costs expensed in Fiscal 2019 relating to the 2019 Secured Credit Facilities) was 7.5% and 6.4% for Fiscal 2019 and Fiscal 2018, respectively. See further discussion of the refinancing of our senior secured facilities in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report.
Loss on Extinguishment of Debt
In Fiscal 2019 we recognized a Loss on Extinguishment of Debt of $2.2 million. The Loss on Extinguishment of Debt reflects a $2.9 million loss in connection with the refinancing of our 2014 Secured Credit Facilities, partially offset by a $0.7 million gain on the repurchase of $39.3 million of our outstanding Senior Notes in the open market. See further discussion of the refinancing of our senior secured facilities and the repurchase of Senior Notes in “Financial Condition, Liquidity and Capital Resources - Debt Financing” of this report.
Income Taxes
Our effective income tax rates for Fiscal 2019 and Fiscal 2018 were 26.4% and 16.9%, respectively (where the effective income tax rate for Fiscal 2018 excludes adjustments recorded in that year in relation to the provisional estimate made in Fiscal 2017 to account for the impact of the Tax Cuts and Jobs Act (the “TCJA”) pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC staff on December 22, 2017).
Our effective income tax rate for Fiscal 2019 was favorably impacted by employment-related federal income tax credits, offset by the following:

(i)	nondeductible penalties and other expenses;

(ii)	state income taxes;

(iii)	foreign income taxes withheld (not offset by foreign tax credits due to the foreign tax credit limitation);

(iv)	accruals for uncertain tax positions; and

(v)	an increase in the valuation allowance for deferred tax assets associated with a carryforward of state tax credits that are more than likely to expire before utilized.

Our effective income tax rate for Fiscal 2018 was favorably impacted by employment-related federal income tax credits, offset by the following:

(i)	nondeductible litigation costs related to the Merger;

(ii)	nondeductible penalties and other expenses;

(iii)
state income taxes including an increase in our state income tax expense caused by state tax legislation enacted during the second quarter that increased the amount of income subject to state taxation;

(iv)	foreign income taxes withheld (not offset by a foreign tax credits due to the foreign tax credit limitation);

(v)	accruals for uncertain tax positions;

(vi)	an increase in the valuation allowance for deferred tax assets associated with a carryforward of state tax credits that are more than likely to expire before utilized; and

(vii)
an increase in the valuation allowance for deferred tax assets relating to our Canada operations that could expire before they are utilized, partially offset by a favorable one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian subsidiary recorded in the first quarter of Fiscal 2018.

Our total effective income tax rate for Fiscal 2018 was 19.7% and includes 2.8% of favorable adjustments to the provisional estimate provided in Fiscal 2017 to account for the impact of the TCJA pursuant to SAB 118. Pursuant to SAB 118, we included a provisional estimate of $66.6 million tax benefit in our consolidated financial statements for the fiscal year ended December 31, 2017, relating to the enactment of TJCA, which primarily related to the re-measurement of our deferred tax liability. In the second quarter of Fiscal 2018, we recorded an adjustment to the provisional estimate of $0.2 million tax benefit, in the third quarter of Fiscal 2018, we recorded an incremental adjustment to the provisional estimate of $0.5 million tax benefit. The measurement period relating to the enactment of the TCJA ended during our fourth quarter, and the tax effects thereof were completed as of the end of Fiscal 2018.
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

Sources and Uses of Cash
The following tables present summarized consolidated financial information that we believe is helpful in evaluating our liquidity and capital resources as of the periods presented:

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Net cash provided by operating activities	$111,142	$86,790	$104,297
Net cash used in investing activities	(87,584)	(79,284)	(93,712)
Net cash used in financing activities	(52,088)	(11,547)	(5,030)
Effect of foreign exchange rate changes on cash	(2)	50	466
Change in cash and cash equivalents	$(28,532)	$(3,991)	$6,021
Cash paid for interest	$77,315	$72,966	$64,675
Cash paid (refunded) for income taxes, net	$(7,264)	$1,054	$7,136

	December 29, 2019	December 30, 2018
	(in thousands)
Cash and cash equivalents	$34,771	$63,170
Restricted cash	$18	$151
Available unused commitments under Revolving Credit Facility	$105,538	$141,000
Total cash, cash equivalents, restricted cash and available unused commitments under the revolving credit facility	$140,327	$204,321
Term loan facility	$760,000	$723,900
Senior Notes	$215,721	$255,000
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
We monitor the capital markets and our capital structure and make changes from time to time, with the goal of maintaining financial flexibility, preserving or improving liquidity and/or achieving cost efficiency. From time to time we may opportunistically pursue financing transactions or asset sales. In addition, we may elect to repurchase amounts of our outstanding debt, including the Senior Notes (as defined below under “Debt Financing - Senior Unsecured Debt”), for cash, through open market repurchases or privately negotiated transactions with certain of our debt holders, although there is no assurance we will do so.
As of December 29, 2019, we had no borrowings outstanding and an $8.5 million of letter of credit issued but undrawn under our revolving credit facility, leaving $105.5 million in borrowing capacity under the 2019 Revolving Credit Facility (as defined below under Debt Financing - Secured Credit Facilities) as of December 29, 2019. As of December 30, 2018, we had no borrowings outstanding and a $9.0 million of letter of credit issued but undrawn under our revolving credit facility leaving $141.0 million in borrowing capacity under the 2014 Senior Secured Facilities (as defined below under “Debt Financing - Secured Credit Facilities”).
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

Sources and Uses of Cash - Fiscal 2019 Compared to Fiscal 2018
Net cash provided by operating activities was $111.1 million and $86.8 million in Fiscal 2019 and Fiscal 2018, respectively. The increase in net cash provided by operating activities is primarily due to improved results from operations, income tax refunds received and favorable fluctuations in our working capital.
Net cash used in investing activities was $87.6 million and $79.3 million in Fiscal 2019 and Fiscal 2018, respectively. Net cash used in investing activities in Fiscal 2019 and Fiscal 2018 relates primarily to capital expenditures.
Net cash used in financing activities was $52.1 million and $11.5 million in Fiscal 2019 and Fiscal 2018, respectively. The net cash used in financing activities for Fiscal 2019 includes (i) 39.1 million in repurchases of our outstanding Senior Notes (including accrued interest), (ii) $6.0 million in loan costs and third party legal and other professional fees paid, net of proceeds received, in connection with the refinancing of our secured credit facilities in the third quarter of 2019, (iii) principal payments on our 2014 Secured Credit Facilities, and (iv) other lease related obligations. See Debt Financing - Secured Credit Facilities below for further discussion of the refinancing of our secured credit facilities. Net cash used in financing activities in Fiscal 2018 related primarily to (i) principal payments on our 2014 Secured Credit Facilities, and (ii) other lease related obligations.
Sources and Uses of Cash - Fiscal 2018 Compared to Fiscal 2017
Net cash provided by operating activities was $86.8 million and $104.3 million in Fiscal 2018 and Fiscal 2017, respectively. The decrease in net cash provided by operating activities is primarily due to an increase in our net loss, excluding the adjustment to our deferred taxes resulting from the enactment of the TCJA in Fiscal 2017, and fluctuations in working capital, partially offset by a reduction in income taxes receivable.
Net cash used in investing activities was $79.3 million and $93.7 million in Fiscal 2018 and Fiscal 2017, respectively. Net cash used in investing activities in Fiscal 2018 and Fiscal 2017 relates primarily to capital expenditures.
Net cash used in financing activities was $11.5 million and $5.0 million in Fiscal 2018 and Fiscal 2017, respectively. The net cash used in financing activities for Fiscal 2018 related primarily to (i) principal payments on our term loan, and (ii) lease related obligations. Net cash used in financing activities for Fiscal 2017 related primarily to (i) principal payments on our term loan, and (ii) lease related obligations, partially offset by (iii) sale leaseback proceeds of $4.1 million and (iv) a $1.4 million return of capital.
Debt Financing
Secured Credit Facilities
On August 30, 2019 the Company entered into a new credit agreement and related security agreements with Credit Suisse AG, Cayman Islands Branch, as administrative and collateral agent. The new credit agreement provides senior secured financing consisting of:

(i)
a $114 million secured revolving credit facility, which includes a $50 million letter of credit sub-facility (collectively the “2019 Revolving Credit Facility”), with a maturity date of August 30, 2024 (the “revolver maturity date); and

(ii)
a $760 million secured term loan facility (the “2019 Term Loan Facility” and together with the 2019 Revolving Credit Facility, the “2019 Secured Credit Facilities”) with a maturity date of August 30, 2026 (the “term loan maturity date”).

In the event more than $50 million of the Company’s 8.0% Senior Notes maturing February 15, 2022 remain outstanding on November 16, 2021, the term loan maturity date will spring forward to such earlier date.
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
The term loan under the 2019 Term Loan Facility was issued net of $30.4 million of original issue discount. We also incurred a total of $15.4 million in debt issuance costs ($13.4 million related to the issuance of the 2019 Term Loan Facility and $2.0 million related to the 2019 Revolving Credit Facility). The debt issuance costs are reflected in our consolidated financial statements as follows:

•
Loss on Extinguishment of Debt: We recorded a loss on extinguishment of debt totaling $2.9 million which includes $0.5 million of fees paid to lenders in connection with the 2019 Term Loan Facility and a write-off of $2.4 million of unamortized deferred financing costs and original issue discount related to the 2014 Secured

Credit Facilities;

•	Transaction related costs: We expensed third party fees totaling $0.4 million related to legal fees incurred in connection with the 2019 Term Loan Facility;

•	Interest Expense: We expensed third party fees totaling $0.4 million related to rating agency fees incurred in connection with the 2019 Secured Credit Facilities; and

•
Deferred Financing Costs: Debt issuance costs totaling $14.1 million related to the 2019 Secured Credit Facilities were capitalized. We also continued to defer $2.1 million of unamortized deferred financing costs related to the 2014 Secured Credit Facilities.

The deferred financing costs related to the 2019 Term Loan Facility and original issue discount are amortized through the 2019 term loan maturity date, and the deferred financing costs related to the 2019 Revolving Credit Facility are being amortized through the 2019 revolver maturity date.
As of December 29, 2019, we had no borrowings outstanding and an $8.5 million letter of credit issued but undrawn under the 2019 Revolving Credit Facility. As of December 30, 2018 we had a $9.0 million letter of credit issued but undrawn under the revolving credit facility related to the 2014 Senior Secured Facilities.
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
In each case the interest rate is also subject to an applicable margin determined as follows:
•2019 Term Loan Facility:

Margin for Base Rate Loans	Margin for LIBOR Loans
5.50%	6.50%
•2019 Revolving Credit Facility:

Net Total Leverage Ratio	Revolver - Base Rate Loans	Revolver - LIBOR Loans
Greater than 4.80 to 1.00	5.50%	6.50%
Less than or equal to 4.80 to 1.00 but greater than 4.30 to 1.00	5.25%	6.25%
Less than or equal to 4.30 to 1.00	5.00%	6.00%
During the period from August 30, 2019 through December 29, 2019 the applicable margin for LIBOR borrowings under the 2019 Secured Credit Facilities was 6.50%. During the period from December 30, 2018 through August 29, 2019 and for the 2018 fiscal year, the applicable margin for LIBOR borrowings under the 2014 Secured Credit Facilities was 3.25%.
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
The commitment fee rate was 0.5% for 2019 and 2018 fiscal years.
The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for revolving LIBOR based rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges, and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.

During the 2019 fiscal year, the federal funds rate ranged from 1.55% to 2.45%, the prime rate ranged from 4.75% to 5.50% and the one-month LIBOR ranged from 1.69% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under both our 2019 and 2014 Secured Credit Facilities was 7.3% for the 2019 fiscal year. 5.8% for the 2018 fiscal year, and 4.7% for the 2017 fiscal year, which includes amortization of deferred financing costs related to our Secured Credit Facilities, amortization of our Term Loan Facility original issue discount and commitment and other fees related to our Secured Credit Facilities but excludes the Loss on extinguishment of debt and $0.4 million of transaction costs expensed in Fiscal 2019 relating to the 2019 Secured Credit Facilities.
For further information relating to the 2019 Secured Credit Facilities, including restrictive covenants, refer to Note 11, “Indebtedness and Interest Expense - Secured Credit Facilities,” to our our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.
Senior Unsecured Notes
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “Senior Notes”) of which as of December 29, 2019, $215.7 million was outstanding. During the fourth quarter of Fiscal 2019, we repurchased in the open market, and retired, $39.3 million of the Senior Notes. We recorded a gain on extinguishment of debt totaling $0.7 million in Fiscal 2019 relating to the repurchases.
The weighted average effective interest rate incurred on borrowings under our Senior Notes was 8.2% for the 2019 fiscal year, and 8.2% for the 2018 and 2017 fiscal years, which includes amortization of debt issuance costs and other fees related to our Senior Notes but excludes the gain on extinguishment of debt.
For further information relating to the Senior Notes, including restrictive covenants, refer to Note 11, “Indebtedness and Interest Expense - Senior Unsecured Notes,” to our our consolidated financial statements included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.
Capital Expenditures
We focus our capital expenditures on reinvestment into our existing Company-operated Chuck E. Cheese and PPP venues through various planned capital initiatives and the development or acquisition of additional Company-operated venues. During Fiscal 2019, we completed 281 game enhancements, 50 major remodels related to the re-imaging effort to update Chuck E. Cheese locations to a new look and feel, and we opened two new domestic Company-operated venues.
We have funded and expect to continue to fund our capital expenditures through existing cash flows from operations. Capital expenditures in 2019 totaled approximately $87.8 million.
The following table reconciles the approximate total capital spend by initiative to our Consolidated Statements of Cash Flows for the periods presented:

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017

Growth capital spend (1)	$39,391	$31,269	$51,079
Maintenance capital spend (2)	40,968	44,656	35,678
IT capital spend	7,429	3,919	7,309
Total Capital Spend	$87,788	$79,844	$94,066
__________________

(1)
Growth capital spend includes major remodels, including the re-imaging effort to update Chuck E. Cheese venue to a new look and feel, venue expansions, new venue development, including relocations, our Play Pass initiative, and franchise acquisitions.

(2)	Maintenance capital spend includes game enhancements, general venue capital expenditures and corporate capital expenditures.
We currently estimate our capital expenditures in 2020 will total approximately $55 million to $65 million, inclusive of maintenance capital, growth capital and IT related capital.

Off-Balance Sheet Arrangements and Contractual Obligations
As of December 29, 2019, we had no off-balance sheet financing arrangements as described in Regulation S-K Item 303(a)(4)(ii).
The following table summarizes our contractual obligations as of December 29, 2019:

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(in thousands)
Operating leases (1)	$849,638	$93,748	$181,269	$170,182	$404,439
Secured credit facilities (2)	760,000	7,600	15,200	15,200	722,000
Sale leaseback obligations	242,933	14,360	29,588	30,797	168,188
Senior Notes	215,721	—	215,721	—	—
Interest obligations (3)	454,932	87,326	149,871	106,217	111,518
Purchase Obligations (4)	38,216	32,937	5,279	—	—
Finance leases	21,474	2,204	4,328	3,771	11,171
Uncertain tax positions (5)	729	729	—	—	—
	$2,583,643	$238,904	$601,256	$326,167	$1,417,316
 __________________

(1)
Includes the initial non-cancelable term plus renewal option periods provided for in the lease that can be reasonably assured but excludes contingent rent obligations and obligations to pay property taxes, insurance and maintenance on the leased assets.

(2)
Assumes repayment of the Senior Notes based on stated maturity date and that the maturity date does not spring forward to November 16, 2021 (see further discussion of the springing maturity under “Financial Condition, Liquidity and Capital Resources - Debt Financing - Secured Credit Facilities”).

(3)
Interest obligations represent an estimate of future interest payments under our secured credit facilities and Senior Notes. We calculated the estimate based on the terms of the secured credit facilities and Senior Notes. Our estimate assumes we will not have any amounts drawn on our revolving credit facility.

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

(5)
Due to the uncertainty related to the settlement of uncertain tax positions, only the current portion of the liability for unrecognized tax benefits (including accrued interest and penalties) has been provided in the table above. The non-current portion of $4.2 million is excluded from the table above.

As of December 29, 2019, unpaid obligations related to capital expenditures totaling $1.7 million were outstanding and included in accounts payable. These amounts are expected to be paid in less than one year.
The total estimate of accrued liabilities for our self-insurance programs was $12.9 million as of December 29, 2019. We estimate that $5.0 million of these liabilities will be paid in Fiscal 2020 and the remainder paid in Fiscal 2021 and beyond. Due to the nature of the underlying liabilities and the extended period of time often experienced in resolving insurance claims, we cannot make reliable estimates of the timing of cash payments to be made in the future for our obligations related to our insurance liabilities. Therefore, no amounts for such liabilities have been included in the table above.
As of December 29, 2019, we had $8.5 million of letters of credit issued but undrawn under the revolving credit facility. We utilize letters of credit primarily for our self-insurance programs. These letters of credit do not represent additional obligations of the Company since the underlying liabilities are already recorded in accrued liabilities. However, if we were unable to pay insurance claims when due, our insurance carrier could draw amounts owed under the letter of credit.
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
Goodwill and Other Intangible Assets
The excess of the purchase price over fair value of net identifiable assets and liabilities of an acquired business (“goodwill”), trademarks, trade names and other indefinite-lived intangible assets are not amortized, but rather tested quantitatively and qualitatively for impairment, at least annually, and whenever events or circumstances indicate that impairment may have occurred. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, significant changes in competition, a loss of key personnel, significant changes in our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, or significant under-performance relative to expected historical or projected future results of operations. We determined that no triggering events occurred during Fiscal 2019.
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
We tested our goodwill, trademarks, trade names and other indefinite-lived intangible assets for impairment as of October 1, 2019. The fair value of our goodwill, trademarks, trade names and other indefinite-lived intangible assets was in excess of the carrying value as of the date of our Fiscal 2019 goodwill impairment test. No indicators of impairment were identified from the date of our impairment test through the end of Fiscal 2019.
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

During Fiscal 2019, the average discount rate, average sales growth rate and average cash flow margin growth rate used were 8.8%, 0.0% and 0.0%, respectively. We believe our assumptions in calculating the fair value of our long-lived assets are similar to those used by other marketplace participants. If actual results are not consistent with our estimates and assumptions, we may be exposed to additional impairment charges, which could be material to our Consolidated Statements of Earnings.
Accounting for Leases
The majority of our venues are leased. With the adoption of the new Accounting Standards Update 2016-02, Leases (Topic 842), effective December 31, 2018, we are required to recognize lease assets and lease obligations on the balance sheet. The determination of the lease obligations requires us to estimate the present value of our future lease commitments over their reasonably assured remaining lease term using a weighted average incremental borrowing rate commensurate with the rate of interest we would have to pay to borrow on a collateralized basis over a similar term an amount equal to our future lease payments in a similar economic environment. We utilized the transition method included in Leases (Topic 842): Target improvements which allowed us to apply ASU 2016-02 at the adoption date. Therefore, the presentation of financial information for periods prior to December 31, 2018 remained unchanged.
The terms of our venue leases vary in length from lease to lease, although a typical lease provides for an initial primary term of 10 years with two additional five year options to renew. We estimate the expected term of a lease by assuming the exercise of renewal options, in addition to the initial non-cancelable lease term, if the renewal is reasonably assured. Generally, “reasonably assured” relates to our contractual right to renew and the existence of an economic penalty that would preclude the abandonment of the lease at the end of the initial non-cancelable lease term. The expected term is used in the determination of our lease obligations. Additionally, the useful life of leasehold improvements is limited by the expected lease term or the economic life of the asset, whichever is shorter. If significant expenditures are made for leasehold improvements late in the expected term of a lease and renewal is reasonably assured, the useful life of the leasehold improvement is limited to the end of the reasonably assured renewal period or economic life of the asset.
The determination of the expected term of a lease requires us to apply judgment and estimates concerning the number of renewal periods that are reasonably assured. If a lease is terminated prior to reaching the end of the expected term, this may result in the acceleration of depreciation or impairment of a venue’s long-lived assets and lease right-of-use asset.
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
Interest Rate Risk
We are exposed to market risk from changes in the variable interest rates related to borrowings under our secured credit facilities. All of our borrowings outstanding under the secured credit facilities, $760.0 million as of December 29, 2019, accrue interest at variable rates. Assuming the revolving credit facility remains undrawn, each 1% change in assumed interest rates, would result in a $7.6 million change in annual interest expense on indebtedness under the secured credit facilities.
Commodity Price Risk
We are exposed to commodity price changes related to certain food products that we purchase, primarily related to the prices of cheese and dough, which can vary throughout the year due to changes in supply, demand and other factors. We have not entered into any hedging arrangements to reduce our exposure to commodity price volatility associated with such commodity prices; however, we typically enter into short-term purchasing contracts, which may contain pricing arrangements designed to minimize the impact of commodity price fluctuations, and derivative instruments such as futures contracts to mitigate our exposure to commodity price fluctuations. For Fiscal 2019 and Fiscal 2018, our average cost of a block of cheese was $1.88 and $1.75, respectively. The estimated increase in our food costs from a hypothetical 10% increase in our average cost of a block of cheese would have been $1.0 million for both Fiscal 2019 and Fiscal 2018, respectively. For Fiscal 2019 and Fiscal 2018, the average cost of dough per pound was $0.47 and $0.48, respectively. The estimated increase in our food costs from a hypothetical 10% increase in the average cost of dough per pound would have been $0.4 million and $0.5 million for Fiscal 2019 and Fiscal 2018, respectively.
Foreign Currency Risk
We are exposed to foreign currency fluctuation risk associated with changes in the value of the Canadian dollar relative to the U.S. dollar as we operate a total of 10 Company-operated venues in Canada. For Fiscal 2019, our Canadian venues generated operating income of $1.1 million compared to our consolidated operating income of $50.2 million.
Changes in the currency exchange rate result in cumulative translation adjustments and are included in “Accumulated other comprehensive income (loss)” on our Consolidated Balance Sheets and potentially result in transaction gains or losses, which are included in our earnings. The low and high currency exchange rates for a Canadian dollar into a U.S. dollar for the fiscal year ended December 29, 2019 were $0.7329 and $0.7671, respectively. A hypothetical 10% devaluation in the average quoted U.S. dollar-equivalent of the Canadian dollar exchange rate during Fiscal 2019 would have increased our reported consolidated operating results by $0.1 million.

ITEM 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholder and the Board of Directors of CEC Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CEC Entertainment, Inc.  (the "Company") as of December 29, 2019 and December 30, 2018, the related consolidated statements of earnings, comprehensive income (loss), changes in stockholder’s equity, and cash flows, for each of the three years in the period ended December 29, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2019 and December 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, during 2019, the Company adopted the Financial Accounting Standards Board’s (FASB) new standard related to leases using the modified retrospective approach, and during 2018, the Company adopted the FASB’s new standard related to revenue using the modified retrospective approach.
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
March 12, 2020

We have served as the Company's auditor since 1987.

CEC ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share information)

	December 29, 2019	December 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$34,771	$63,170
Restricted cash	18	151
Accounts receivable	26,342	24,020
Income taxes receivable	—	10,160
Inventories	27,983	23,807
Prepaid expenses	15,661	25,424
Total current assets	104,775	146,732
Property and equipment, net	513,317	539,185
Operating lease right-of-use assets, net	532,913	—
Goodwill	484,438	484,438
Intangible assets, net	468,706	477,085
Other noncurrent assets	15,400	18,725
Total assets	$2,119,549	$1,666,165
LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$7,600
Operating lease obligations, current portion	48,920	—
Finance lease obligations, current portion	810	677
Accounts payable	30,951	31,410
Accrued expenses	43,684	36,030
Unearned revenues	22,932	18,124
Accrued interest	12,038	7,463
Other current liabilities	3,870	5,278
Total current liabilities	170,805	106,582
Operating lease obligations, less current portion	525,535	—
Finance lease obligations, less current portion	11,502	12,330
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	921,968	961,514
Deferred tax liability, net	92,440	107,058
Other noncurrent liabilities	183,513	236,110
Total liabilities	1,905,763	1,423,594
Stockholder’s equity:
Common stock, $0.01 par value; authorized 1,000 shares; 200 shares issued as of December 29, 2019 and December 30, 2018	—	—
Capital in excess of par value	360,005	359,570
Accumulated deficit	(144,583)	(115,660)
Accumulated other comprehensive loss	(1,636)	(1,339)
Total stockholder’s equity	213,786	242,571
Total liabilities and stockholder’s equity	$2,119,549	$1,666,165

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
REVENUES:
Food and beverage sales	$390,891	$396,658	$410,609
Entertainment and merchandise sales	499,204	478,676	458,279
Total company venue sales	890,095	875,334	868,888
Franchise fees and royalties	22,770	20,732	17,883
Total revenues	912,865	896,066	886,771
OPERATING COSTS AND EXPENSES:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	90,582	94,319	97,570
Cost of entertainment and merchandise	40,967	36,650	29,948
Total cost of food, beverage, entertainment and merchandise	131,549	130,969	127,518
Labor expenses	263,898	256,327	248,061
Lease costs	109,043	96,484	95,917
Other venue operating expenses	134,740	150,255	149,462
Total company venue operating costs	639,230	634,035	620,958
Other costs and expenses:
Advertising expense	44,745	48,198	48,379
General and administrative expenses	56,960	54,850	56,482
Depreciation and amortization	97,629	100,720	109,771
Transaction, severance and related litigation costs	770	527	1,448
Asset impairments	23,333	6,935	1,843
Total operating costs and expenses	862,667	845,265	838,881
Operating income	50,198	50,801	47,890
Interest expense	87,243	76,283	69,115
Loss on extinguishment of debt	2,242	—	—
Loss before income taxes	(39,287)	(25,482)	(21,225)
Income tax benefit	(10,364)	(5,021)	(74,291)
Net income (loss)	$(28,923)	$(20,461)	$53,066
The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
Net income (loss)	$(28,923)	$(20,461)	$53,066
Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(297)	547	1,010
Comprehensive income (loss)	$(29,220)	$(19,914)	$54,076

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
(in thousands, except share amounts)

	Common Stock		Capital In Excess of Par Value	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Total
	(in thousands, except share information)
Balance at January 1, 2017	200	$—	$357,166	$(148,265)	$(2,896)	$206,005
Net income	—	—	—	53,066	—	53,066
Other comprehensive income	—	—	—	—	1,010	1,010
Stock-based compensation costs	—	—	620	—	—	620
Return of capital	—	—	1,447	—	—	1,447
Balance at December 31, 2017	200	$—	$359,233	$(95,199)	$(1,886)	$262,148
Net loss	—	—	—	(20,461)	—	(20,461)
Other comprehensive income	—	—	—	—	547	547
Stock-based compensation costs	—	—	337	—	—	337
Balance at December 30, 2018	200	$—	$359,570	$(115,660)	$(1,339)	$242,571
Net loss	—	—	—	(28,923)	—	(28,923)
Other comprehensive loss	—	—	—	—	(297)	(297)
Stock-based compensation costs	—	—	435	—	—	435
Balance at December 29, 2019	200	$—	$360,005	$(144,583)	$(1,636)	$213,786

The accompanying notes are an integral part of these Consolidated Financial Statements.

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,923)	$(20,461)	$53,066
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on extinguishment of debt	2,242	—	—
Depreciation and amortization	97,629	100,720	109,771
Deferred income taxes	(14,510)	(8,182)	(71,875)
Stock-based compensation expense	2,435	324	606
Amortization of lease-related liabilities	—	(993)	(632)
Amortization of original issue discount and deferred financing costs	5,487	4,344	4,546
Debt refinancing costs	694	—	—
Loss on asset disposals, net	3,610	3,436	7,398
Asset impairments	23,333	6,935	1,843
Non-cash rent expenses	2,935	5,372	4,884
Change in operating lease obligations	1,602	—	—
Other adjustments	(107)	768	322
Changes in operating assets and liabilities:
Accounts receivable	(2,420)	(4,532)	(809)
Inventories	(4,272)	(1,833)	(3,964)
Prepaid expenses	(772)	(686)	3,173
Accounts payable	877	(2,172)	3,110
Accrued expenses	424	2,534	(4,744)
Unearned revenues	4,808	(2,917)	5,647
Accrued interest	4,660	(569)	(70)
Income taxes (receivable) payable	11,410	2,107	(9,554)
Deferred landlord contributions	—	2,595	1,579
Net cash provided by operating activities	111,142	86,790	104,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(87,018)	(77,088)	(90,958)
Development of internal use software	(770)	(2,756)	(3,243)
Proceeds from sale of property and equipment	204	560	489
Net cash used in investing activities	(87,584)	(79,284)	(93,712)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from refinancing of senior term loan	479,449	—	—
Repayments on senior term loan	(473,749)	(7,600)	(7,600)
Repurchase of Senior Notes	(38,337)	—	—
Repayments on note payable	—	—	(13)
Payment of debt financing costs	(15,375)	(442)	—
Proceeds from sale leaseback transaction	—	—	4,073
Payments on finance lease obligations	(697)	(595)	(467)
Payments on sale leaseback obligations	(3,379)	(2,910)	(2,470)
Return of capital	—	—	1,447
Net cash used in financing activities	(52,088)	(11,547)	(5,030)
Effect of foreign exchange rate changes on cash	(2)	50	466
Change in cash, cash equivalents and restricted cash	(28,532)	(3,991)	6,021
Cash, cash equivalents and restricted cash at beginning of period	63,321	67,312	61,291
Cash, cash equivalents and restricted cash at end of period	$34,789	$63,321	$67,312

CEC ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT'D
(in thousands)

	December 29, 2019	December 30, 2018	December 31, 2017
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$77,315	$72,966	$64,675
Cash paid (refunded) for income taxes, net	$(7,264)	$1,054	$7,136
Right-of-use assets obtained in exchange for lease obligations	$26,318	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued construction costs	$939	$2,402	$1,007
The following table presents a reconciliation of “Cash and cash equivalents” and “Restricted cash” as presented in our Consolidated Balance Sheets for the periods presented and “Cash, cash equivalents and restricted cash” as presented in our Consolidated Statements of Cash Flows for the years ended December 29, 2019 and December 30, 2018:

	December 29, 2019	December 30, 2018
	(in thousands)
Cash and cash equivalents	$34,771	$63,170
Restricted cash (1)	18	151
Cash, cash equivalents and restricted cash	$34,789	$63,321
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

CEC ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies:
Description of Business: CEC Entertainment, Inc. and its subsidiaries (the “Company”) operate and franchise Chuck E. Cheese and Peter Piper Pizza family dining and entertainment centers (also referred to as “venues”) in a total of 47 states and 16 foreign countries and territories. As of December 29, 2019 we and our franchisees operated a total of 741 venues, of which 555 were Company-operated venues located in 44 states and Canada. Our franchisees operated a total of 186 venues located in 13 states and 15 foreign countries and territories, including Chile, Colombia, Costa Rica, Guam, Guatemala, Honduras, India, Jordan, Mexico, Panama, Peru, Puerto Rico, Saudi Arabia, Trinidad & Tobago, and the United Arab Emirates. As of December 29, 2019, a total of 181 Chuck E. Cheese venues are located in California, Texas, and Florida (178 are Company-operated and three are franchised locations), and a total of 118 Peter Piper Pizza venues are located in Arizona, Texas, and Mexico (33 are Company-operated and 85 are franchised locations). The use of the terms “CEC Entertainment,” “we,” “us” and “our” throughout these Notes to Consolidated Financial Statements refer to the Company.
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
The Association Funds are required to be segregated and used for specified purposes. Cash balances held by the Association are restricted for use in our advertising, entertainment and media programs, and are recorded as “Restricted cash” on our Consolidated Balance Sheets. Contributions to the advertising, entertainment and media funds from our franchisees were $2.6 million and $2.2 million for the year ended December 29, 2019 and December 30, 2018, respectively.
Fiscal Year: We operate on a 52 or 53 week fiscal year that ends on the Sunday nearest to December 31. Each quarterly period has 13 weeks, except for a 53 week year when the fourth quarter has 14 weeks. The fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017 each consisted of 52 weeks. References to 2019, 2018 and 2017 are for the 52-week periods ended December 29, 2019, December 30, 2018 and December 31, 2017, respectively.
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
Leasehold improvements are amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the related assets. We use a consistent lease period (generally, the initial non-cancelable lease term plus renewal option periods provided for in the lease that can be reasonably certain of being exercised) when estimating the depreciable lives of leasehold improvements, in determining classification of our leases as either operating or finance and in recognizing straight-line rent expense. Interest costs incurred during the construction period are capitalized and depreciated based on the estimated useful life of the underlying asset.
We review our property and equipment for indicators of impairment on an ongoing basis at the lowest level of cash flows available, which is on a venue-by-venue basis, to assess if the carrying amount may not be recoverable. Potential indicators of impairment may include a significant change in the business climate in a particular market area (for example, due to economic downturn or natural disaster), historical negative cash flows or plans to dispose of or sell the property and equipment before the end of its previously estimated useful life. If an event or change in circumstances occurs, we estimate the future cash flows expected to result from the use of the property and equipment and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest, is less than the asset carrying amount (an indication that the carrying amount may not be recoverable), we may be required to recognize an impairment loss. We estimate the fair value of a venue’s property and equipment by discounting the expected future cash flows of the venue over its remaining lease term using a weighted average cost of capital commensurate with the risk. Any impairment loss recognized equals the amount by which the asset carrying amount exceeds its estimated fair value. In the event an asset is impaired, its carrying value is adjusted to the estimated fair value, and any subsequent increases in fair value are not recorded. Additionally, if it is determined that the estimated remaining useful life of the asset should be decreased, any periodic depreciation and amortization expense is adjusted based on the new carrying value of the asset unless the asset is written down to salvage value, at which time depreciation or amortization ceases. In Fiscal 2019, Fiscal 2018 and Fiscal 2017, we recognized property and equipment asset impairment charges of $19.5 million, $6.9 million, and $1.8 million, respectively.
Development of Internal Use Software: We capitalize our internal and external costs that are directly attributable to the development, testing and validation of internal use software, such as our enterprise resource planning (ERP) system and corporate and venue related IT system initiatives. Capitalized internal development costs include the compensation, benefits and various office costs primarily related to our IT department. The capitalization of costs related to a software development project ceases once the software is ready for its intended use and the asset is amortized according to our amortization policies. In Fiscal 2019, Fiscal 2018 and Fiscal 2017, we capitalized costs of $0.8 million, $2.8 million and $3.2 million, respectively, related to the development of internal use software.
Capitalized Venue Development Costs: We capitalize our external and internal department costs that are directly attributable to venue development projects, such as the design and construction of a new venue and the remodeling and expansion of our existing venues. Capitalized internal department costs include certain compensation, benefits, travel and overhead costs related to our design, construction, facilities and legal departments. We also capitalize interest costs in conjunction with venue remodels and the construction of new venues. Venue development costs are initially accumulated in our construction in progress account until a project is completed. At the time of completion, the costs accumulated to date are then reclassified to property and equipment and depreciated according to our depreciation policies. In Fiscal 2019, Fiscal 2018 and Fiscal 2017, we capitalized internal costs of $4.7 million, $4.6 million, and $3.5 million, respectively, related to our venue development activities.
Leases: We adopted Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and the subsequent amendment ASU 2018-11, Leases (Topic 842): Target Improvements (“ASU 2018-11”), as of December 31, 2018, the beginning of our 2019 fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In accordance with ASU 2016-02, right-of-use assets and lease obligations are recognized on the Consolidated Balance Sheet based on the present value of the future minimum lease payments over the lease term at lease commencement date. Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease obligations represent the obligation to make lease payments arising from the lease. Right-of-use assets relating to finance leases are included within Property and equipment, net on our Consolidated Balance Sheets.
Lease terms may include options to renew when it is reasonably certain that we will exercise the option. Most of our leases generally have initial terms of 10 to 20 years and include one or more options to renew. The exercise of lease renewal options is at our sole discretion, and based on our history of exercising renewal lease options, our operating lease obligations typically assume the exercise of two lease renewal options. Lease costs for lease payments are recognized on a straight-line basis over the term of the lease (see Lease Costs for further discussion).
The present value of future minimum lease payments is calculated using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate, which reflects the rate of interest it would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate on current cost of debt on our Secured Credit Facilities, as defined in Note 11. “Indebtedness and Interest Expense”, at the lease commencement or modification date. We used the incremental borrowing rate on December 31, 2018, for leases that commenced prior to that date. We apply the incremental borrowing rate at a portfolio level.
Leases that are month-to-month or that have an initial term of 12 months or less are not recorded on the Company’s Consolidated Balance Sheet, instead lease costs are recognized on a straight-line basis over the lease term within “Lease costs” in the Company’s Consolidated Statements of Earnings.
Right-of-use leases assets, along with all other long-lived assets, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. The measurement of an impairment loss to be recognized is based upon the difference between the estimated fair value and the carrying amounts of the assets. In Fiscal 2019 we recognized asset impairment charges of $3.8 million related to operating lease right-of-use assets.
See further discussion in Note 7. “Leases”.
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
Recoverability of the carrying value of goodwill is measured at the reporting unit level. A reporting unit is an operating segment, or a business unit one level below that operating segment, for which discrete financial information is prepared and regularly reviewed by management. The Company has determined that the operations of Chuck E. Cheese and Peter Piper Pizza represent two separate reporting units for purposes of measuring the recoverability of the carrying value of goodwill. In performing a quantitative analysis, we measure the recoverability of goodwill using: (i) a discounted cash flow model incorporating discount rates commensurate with the risks involved, which is classified as a Level 3 fair value measurement, and (ii) a market approach based upon public trading and recent transaction valuation multiples for similar companies. The key assumptions used in the discounted cash flow valuation model include discount rates, growth rates, tax rates, cash flow

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

projections and terminal value rates. Discount rates, growth rates and cash flow projections are the most sensitive and susceptible to change as they require significant management judgment and are material to the financial statements.
If the calculated fair value is less than the current carrying amount, any excess of the carrying amount of the goodwill asset over its fair value is recognized as an impairment loss, limited to the total amount of goodwill allocated to that reporting unit.
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
Intangible assets with finite lives are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Estimated weighted average useful lives are 25 years for franchise agreements. An impairment loss would be indicated when estimated undiscounted future cash flows from the use of the asset are less than its carrying amount. An impairment loss would be measured as the difference between the fair value (based on discounted future cash flows) and the carrying amount of the asset.
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
We may also adjust the carrying amount of certain nonfinancial assets to fair value on a non-recurring basis when they are impaired. The fair values of our long-lived assets held and used are determined using Level 3 inputs based on the estimated discounted future cash flows of the respective venue over its expected remaining useful life or lease term. Due to uncertainties in the estimates and assumptions used, actual results could differ from the estimated fair values. See Note 5. “Property and Equipment” and Note 7. “Leases” for our impairment of long-lived assets disclosures and Note 12. “Fair Value of Financial Instruments” for our fair value disclosures.
Self-Insurance Accruals: We are self-insured up to certain limits for certain losses related to workers’ compensation, general liability, property and our Company sponsored employee health insurance programs. We estimate the accrued liabilities for all risk retained by the Company at the end of each reporting period. This estimate is primarily based on historical claims experience and loss reserves, calculated with the assistance of an independent third-party actuary. Our deductibles generally range from $0.3 million to $0.5 million per occurrence. For claims that exceed the deductible amount, we record a gross liability and a corresponding receivable representing expected recoveries pursuant to the stop-loss coverage, since we are not legally relieved of our obligation to the claimant.
Contingent Loss Accruals: When a contingency involving uncertainty as to a possible loss occurs, an estimate of the loss may be accrued as a charge to income and a liability established on the Consolidated Balance Sheets. We perform regular assessments of our contingent losses and develop estimates of the degree of probability for and range of possible settlement. We accrue liabilities for losses we deem probable and for which we can reasonably estimate an amount of settlement. We do not record liabilities for losses we believe are only reasonably possible to result in an adverse outcome, but provide disclosure of the reasonably possible range of loss to the extent it is estimable. Estimates of the recorded liabilities may be increased or decreased in the future to reflect further developments. However, there can be no assurance that there will not be a loss different from the amounts accrued. Any such loss, if realized, could have a material effect on our consolidated results of operations in the period during which the underlying matters are resolved.
Foreign Currency Translation: Our Consolidated Financial Statements are presented in U.S. dollars. The assets and liabilities of our Canadian subsidiary are translated to U.S. dollars at year-end exchange rates, while revenues and expenses are translated at average exchange rates during the year. Adjustments that result from translating amounts are reported as a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

component of “Accumulated other comprehensive income (loss)” on our Consolidated Statements of Changes in Stockholder’s Equity and in our Consolidated Statements of Comprehensive Income (Loss). The effect of foreign currency exchange rate changes on cash is reported in our Consolidated Statements of Cash Flows as a separate component of the change in cash and cash equivalents during the period.
Stock-Based Compensation: We expense the fair value of stock-based compensation costs related to incentive stock options granted to our employees and directors in our Consolidated Financial Statements on a straight-line basis over the period that services are required to be provided in exchange for the award (“requisite service period”), which typically is the period over which the award vests. Stock-based compensation related to incentive stock options is recognized only for awards that vest, and we record forfeitures as they occur. We measure the fair value of compensation cost related to stock options based on third party valuations.
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
Revenue Recognition – Company Venue Activities: Food, beverage and merchandise revenues are recognized net of discounts, when sold. Game revenues are recognized as game-play tokens, game-play credits on game cards, and game-play time blocks are used by guests. Prior to the third quarter of 2018, we offered value-priced combination packages, which generally were comprised of food, beverage and game credits (and in some instances, merchandise), and allocated the revenue recognized from the sale of these combination packages, between “Food and beverage sales” and “Entertainment and merchandise sales” based upon the price charged for each component when it is sold separately, or in limited circumstances our best estimate of selling price if a component is not sold on a stand-alone basis, which we believe approximates each component’s fair value. Beginning in the third quarter of 2018, we offer combination packages comprised of food and beverage only, with game plays and/or time blocks available for purchase separately, and recognize revenue for each component at its stand-alone price.
Our entertainment revenue includes customer purchases of game-play time or game-play credits, or “points” on Play Pass game cards which allow our customers to play the games in our venues and earn tickets that can be redeemed for merchandise prizes. Purchases of game-play time blocks expire no later than the end of the day. We recognize a liability for the estimated amount of unused game-play credits and unredeemed tickets, which we believe our customers will redeem or utilize in the future based on unused credits remaining on Play Pass cards, utilization patterns, and revenue per game-play credit sold. Our total estimate of unearned revenue for unused Play Pass credits and unredeemed tickets as of December 29, 2019 and December 30, 2018 was $5.7 million and $5.6 million, respectively, and is included in “Unearned revenues” in our Consolidated Balance Sheets. Breakage revenue is determined based on historical redemption patterns.
We sell gift cards to our customers in our venues and through certain third-party distributors, which do not expire and do not incur a service fee on unused balances. Gift card sales are recorded as deferred revenue when sold and are recognized as revenue when: (a) the gift card is redeemed by the guest or (b) for unredeemed gift cards that the Company expects to be entitled to breakage for which there is not a legal obligation to remit the unredeemed gift card balances to the relevant jurisdiction, the Company recognizes expected breakage as revenue in proportion to the historical customer redemption patterns of our gift cards.
Revenue Recognition – Franchise Fees and Royalties: Revenues from franchise activities include area development and initial franchise fees received from franchisees to establish new venues, and once a venue is opened, a franchisee is charged monthly royalties based on a percentage of franchised venues’ sales. These fees are collectively referred to as “Franchise fees and royalties” in our Consolidated Statements of Earnings. We earn monthly royalties from our franchisees based on a percentage of each franchise venue’s sales. We also receive development and initial franchise fees to establish new franchised venues, which grant the franchisee the right to construct and operate a venue and use our associated trade names, trademarks and service marks in accordance with our standards and guidelines. In addition, we earn fees from the sale of equipment and other items or services to franchisees. Historically, we recognized development and franchise fees as revenues when the franchise venue had opened and we had substantially completed our obligations to the franchisee relating to the opening of a venue. Effective January 1, 2018, with the adoption of Accounting Standards Update 2016-10 Revenues from Contracts with Customers (Topic 606) (“ASC 606”), we recognize initial and renewal development and franchise fees as revenues on a straight-line basis over the life of the franchise agreement starting when the franchise venue has opened. Continuing royalties and other miscellaneous sales and fees are recognized in the period earned. Continuing royalties and other miscellaneous sales and fees of $22.8 million, $20.7 million and $17.9 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Effective January 1, 2018, with the adoption of ASC 606, our national advertising fund receipts from members of the Association and the contributions from Peter Piper Pizza franchisees to be used to develop, produce, distribute and administer specific advertising and media programs, are accounted for on a gross basis as revenue from franchisees, when historically they were netted against advertising expense (see Advertising Costs). Advertising contributions from our franchisees of $3.6 million and $3.5 million for Fiscal 2019 and Fiscal 2018, respectively, are included in “Franchise fees and royalties” in our Consolidated Statements of Earnings.
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
Lease Costs: We recognize rent expense on a straight-line basis over the lease term, including the construction period and lease renewal option periods provided for in the lease that can be reasonably assured at the inception of the lease. The lease term commences on the date when we take possession and have the right to control use of the leased premises. Construction allowances received from the landlord as a lease incentive intended to reimburse us for the cost of leasehold improvements (“Landlord contributions”) are recorded as a reduction of the right-of-use asset and amortized on a straight-line basis over the term of the lease as a reduction of rent expense.
We have real estate lease agreements with lease and non-lease components, which in connection with the adoption of new lease accounting guidance effective December 31, 2018, we elected to account for as a single component, and as a result common area maintenance charges are included in “Lease costs” in our Consolidated Statement of Earnings. Prior to the adoption of the new lease accounting guidance, common area maintenance charges were included in “Other venue operating costs” in our Consolidated Statements of Earnings.
Advertising Costs: Production costs for commercials, online content and coupons are deferred and expensed in the period in which the content is initially aired and the coupons are distributed. All other advertising and media costs are expensed as incurred.
We and our franchisees are required to contribute a percentage of gross sales to administer all the national advertising programs that benefit both us and our franchisees. Prior to the adoption of ASC 606, effective January 1, 2018, our national advertising fund receipts from members of the Association and the contributions from Peter Piper Pizza franchisees to develop, produce, distribute and administer specific advertising and media programs, were netted against advertising expense. Our advertising contributions for Chuck E. Cheese franchise venues are paid to the Association and are eliminated in consolidation. Advertising contributions from our franchisees were $3.2 million in Fiscal 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Recently Issued Accounting Guidance:
Accounting Guidance Adopted:
Effective December 31, 2018, the beginning of our 2019 fiscal year, we adopted the following Accounting Standards Updates:
(i) ASU 2016-02, Leases (Topic 842) and the subsequent amendment ASU 2018-11, Leases (Topic 842): Target Improvements. ASU 2016-02 introduces a new lease model that requires the recognition of lease right-of-use assets and operating lease obligations on the balance sheet and the disclosure of key information about leasing arrangements. ASU 2018-11 provides for another transition method in addition to the modified retrospective approach required by ASU 2016-02. This option allows for entities to initially apply ASU 2016-02 at the adoption date and recognize a cumulative adjustment to the opening balance sheet in the period of adoption. The cumulative impact of adopting ASU 2016-02 did not require us to record an adjustment to our opening accumulated deficit as of December 31, 2018 in our Consolidated Balance Sheet.
Upon the adoption of ASU 2016-02, we applied the package of practical expedients included therein, which eliminated the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term. Further, we elected a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 1 year or less) and an accounting policy to account for lease and non-lease components as a single component for real estate operating leases. We also utilized the transition method included in ASU 2018-11. By applying ASU 2016-02 at the adoption date, as opposed to at the beginning of the earliest period presented, the presentation of financial information for periods prior to December 31, 2018 remained unchanged and in accordance with Accounting Standards Codification (“ASC”) 840 Leases (Topic 840) (“ASC 840”). The adoption of ASU 2016-02 resulted in the recognition as of December 31, 2018 of Right-of-Use assets related to our operating leases of $557.1 million and lease obligations related to our operating leases of $590.8 million. In addition, as a result of electing to account for lease and non-lease components as a single component for certain classes of assets, lease costs for Fiscal 2019 include $13.9 million of common area maintenance charges, which were previously included in “Other venue operating expenses” in our Consolidated Statement of Earnings. Other venue operating expenses in our Consolidated Statement of Earnings includes common area maintenance charges of $13.5 million and $13.2 million for Fiscal 2018 and Fiscal 2017, respectively. The adoption of the guidance did not have a material impact on our Consolidated Statement of Cash Flows.
(ii) ASU 2017-12, Derivatives and Hedging (Topic 815). This amendment expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. It also includes certain targeted improvements to simplify the application of current guidance related to hedge accounting. The adoption of the guidance did not have a significant impact on our Consolidated Financial Statements.
(ii) ASU 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The adoption of the guidance did not have a significant impact on our Consolidated Financial Statements.
Accounting Guidance Not Yet Adopted:
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This amendment changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. The amendments in this update will be effective for us for annual and interim reporting periods beginning on December 30, 2019. We do not expect the adoption of this amendment to have a significant impact on our Consolidated Financial Statements.
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard will require entities to disclose the amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of total gains or losses for the period recognized in other comprehensive income that is attributable to fair value changes in assets and liabilities held as of the balance sheet date and categorized within Level 3 of the fair value hierarchy. This standard will be effective for us for annual and interim periods beginning on December 30, 2019. Early adoption of this standard is permitted. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position and cash flows.
In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract . Under this standard  customers will apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. The adoption of this new guidance prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense, and additional quantitative and qualitative disclosures. This standard will be effective for us for annual and interim periods beginning on December 30, 2019. This standard may be applied either prospectively to eligible costs incurred on or after the date of the new guidance or retrospectively.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new guidance simplifies the accounting for income taxes by removing certain exceptions to the general principles and also simplification of areas such as franchise taxes, step-up in tax basis goodwill, separate entity financial statements and interim recognition of enactment of tax laws or rate changes. This standard will be effective for us for annual periods beginning on January 4, 2021, including interim periods within those fiscal years. Early adoption of this standard is permitted, including adoption of all amendments in any interim period for which financial statements have not yet been issued. We are evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
Note 2. Revenue:
Our venues sell food, beverages, entertainment, and merchandise to customers on a stand-alone basis and through discounted packaged deals. We consider our performance obligations for food and beverages to be separate and distinct from our performance obligations on entertainment and merchandise.
Revenues are recognized net of discounts. Net revenue from each stand-alone purchase is allocated to the performance obligation purchased. Net revenue from each package deal is allocated to each performance obligation purchased on a pro-rata basis relative to their stand-alone menu prices. Revenues are recognized at the time we complete the performance obligation, generally on the day of sale. The portion of our entertainment and merchandise revenues representing purchased and unused credits, as well as unredeemed credits, is deferred and subsequently recognized based on credits remaining and utilization patterns.
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
ASU 2016-10 requires us to recognize initial and renewal franchise and development fees on a straight-line basis over the life of the related franchise agreement or the renewal period. Historically, we recognized revenue from initial franchise and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

development fees upon the opening of a franchised restaurant when we completed all of our material obligations and initial services. Additionally, our national advertising fund receipts from Association members are now accounted for on a gross basis as “Franchise fees and royalties,” when historically they were netted against “Advertising expense.” Revenue related to advertising contributions from our franchisees was $3.6 million the twelve months ended December 29, 2019 and is recorded in “Franchise fees and royalties” in our Consolidated Statement of Earnings.
Liabilities relating to unused game credits, unredeemed tickets, gift card liabilities and deferred franchise and development fees are included in “Unearned revenues” on our Consolidated Balance Sheets. The following table presents changes in the Company’s Unearned revenue balances during the twelve months ended December 29, 2019:

	Balance at			Balance at
	December 30, 2018	Revenue Deferred	Revenue Recognized	December 29, 2019
	(in thousands)
Game credit and unredeemed ticket related deferred revenue	$5,561	$46,773	$(46,631)	$5,703
Gift card related deferred revenue	5,253	13,975	(11,410)	7,818
Unearned franchise and development fees	6,321	2,325	(366)	8,280
Other unearned revenues	989	26,334	(26,192)	1,131
Total unearned revenue	$18,124	$89,407	$(84,599)	$22,932

Note 3. Accounts Receivable:
Accounts receivable consisted of the following at the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Trade receivables	$10,984	$11,185
Vendor rebates	6,590	6,651
Other accounts receivable	8,768	6,184
Total accounts receivable	$26,342	$24,020
Trade receivables consist primarily of debit and credit card receivables due from third-party financial institutions. Vendor rebates receivable are based on amounts purchased primarily from one supplier. The other accounts receivable balance consists primarily of lease incentives, amounts due from our franchisees and amounts expected to be recovered from third-party insurers.
Note 4. Inventories:
Inventories consisted of the following at the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Food and beverage	$5,302	$5,383
Entertainment and merchandise	22,681	18,424
Inventories	$27,983	$23,807
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 5. Property and Equipment:

	December 29, 2019	December 30, 2018
	(in thousands)
Land	$50,135	$50,135
Buildings	67,178	61,378
Leasehold improvements	495,948	474,210
Game and ride equipment	277,125	263,689
Furniture, fixtures and other equipment	170,710	159,560
Buildings leased under finance leases	15,063	15,061
	1,076,159	1,024,033
Less accumulated depreciation and amortization	(570,423)	(495,125)
Net property and equipment in service	505,736	528,908
Construction in progress	7,581	10,277
Property and equipment, net	$513,317	$539,185
Buildings includes certain venues leased under finance leases. Accumulated amortization related to these assets was $6.0 million and $5.0 million as of December 29, 2019 and December 30, 2018, respectively. Amortization of assets under finance leases is included in “Depreciation and amortization” in our Consolidated Statements of Earnings. See Note 7. “Leases” for further discussion of finance leases.
Asset Impairments
During Fiscal 2019, we recognized a property and equipment impairment charge of $19.5 million, primarily related to 16 venues, of which one was previously impaired. During Fiscal 2018 and Fiscal 2017, we recognized property and equipment asset impairment charges of $6.9 million and $1.8 million, respectively, primarily related to eight venues and five venues, respectively. These impairment charges were the result of a decline in the venues’ financial performance, primarily related to various economic factors in the markets in which the venues are located. As of December 29, 2019, the aggregate carrying value of the property and equipment at impaired venues, after the impairment charges, was $7.8 million for venues impaired in 2019.
Note 6. Goodwill and Intangible Assets, Net:
There were no changes to the carrying value of goodwill for the periods ended December 29, 2019 and December 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents our indefinite and definite-lived intangible assets at December 29, 2019 and December 30, 2018:

		December 29, 2019			December 30, 2018
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)
Chuck E. Cheese tradename	Indefinite	$400,000	$—	$400,000	$400,000	$—	$400,000
Peter Piper Pizza tradename	Indefinite	26,700	—	26,700	26,700	—	26,700
Favorable lease agreements	10	—	—	—	14,880	(8,550)	6,330
Franchise agreements	25	53,300	(11,294)	42,006	53,300	(9,245)	44,055
		$480,000	$(11,294)	$468,706	$494,880	$(17,795)	$477,085
In connection with the adoption of ASU 2016-02 effective December 31, 2018, we reclassified $6.3 million related to the net carrying amount of our favorable lease definite-lived intangible asset from “Intangible assets, net” to “Operating lease right-of-use assets, net” on our Consolidated Balance Sheets. See Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 7. “Leases” for further discussion of the adoption of ASU 2016-02.
Our estimated future amortization expense related to the franchise agreements is set forth as follows (in thousands):

Franchise Agreements
Fiscal 2020	$2,088
Fiscal 2021	2,049
Fiscal 2022	2,049
Fiscal 2023	2,049
Fiscal 2024	2,049
Thereafter	31,722
$42,006
Amortization expense related to favorable lease agreements was $1.2 million for Fiscal 2018 and $1.6 million for Fiscal 2017, respectively, and is included in “Lease costs” in our Consolidated Statements of Earnings. As described above, in connection with the adoption of ASU 2016-02 at the beginning of Fiscal 2019, our favorable lease definite-lived intangible asset was reclassified from “Intangible Assets, Net” to “Operating lease right-of-use assets, net” and therefore we no longer have any amortization expense related to favorable lease agreements. Amortization expense related to franchise agreements was $2.0 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, and is included in “Depreciation and amortization” in our Consolidated Statements of Earnings.
Note 7. Leases
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
Most of the Company's leases generally have initial terms of 10 to 20 years and include one or more options to renew. The exercise of lease renewal options is at our sole discretion, and based on our history of exercising renewal lease options, our operating lease obligations typically assume the exercise of two lease renewal options. The depreciable life of assets and leasehold improvements are limited by the expected lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

		December 29, 2019
	Balance Sheet Classification	(in thousands)
Assets
Operating	Operating lease right-of-use assets, net	$532,913
Finance	Property and equipment, net (1)	9,099
Total leased assets		$542,012

Liabilities
Current
Operating	Operating lease obligations, current portion	$48,920
Finance	Finance lease obligations, current portion	810
Noncurrent
Operating	Operating lease obligations, less current portion	525,535
Finance	Finance lease obligations, less current portion	11,502
Total leased liabilities		$586,767
__________________
(1) Finance lease assets are recorded net of accumulated amortization of $6.0 million as of December 29, 2019.
In Fiscal 2019 we recognized and impairment charge of $3.8 million against our operating right-of-use lease assets related to nine Company-operated venues. The impairment charge primarily related to (i) six Company-operated locations that are expected to close before the end of their lease term as a result of poor financial performance and various economic factors in the markets in which these venues are located, and (ii) a change in the sublease income assumptions to reflect a longer than expected period to secure subtenants on three Peter Piper Pizza locations in Oklahoma that closed in 2018.
As most of our leases do not provide an implicit rate, we use our estimated incremental borrowing rate based on the current cost of debt on our Secured Credit Facilities,as defined in Note 11. “Indebtedness and Interest Expense”, at commencement date in determining the present value of lease payments.

		Fiscal 2019
	Statement of Earnings Classification	(in thousands)
Operating lease cost (1)	Lease costs	$109,043
Operating lease cost (2)	General and administrative	1,303
Finance lease cost
Amortization of leased assets	Depreciation and amortization	990
Interest on lease obligations	Net interest expense	1,485
Net lease cost		$112,821
__________________
(1) Includes common area maintenance charges of $13.9 million for Fiscal 2019.
(2) Represents the lease cost associated with operating leases relating to our corporate offices and warehouse facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases as of December 29, 2019:

	Operating Leases (1)	Finance Leases (2)	Total
	(in thousands)
2020	$93,748	$2,204	$95,952
2021	91,677	2,181	93,858
2022	89,592	2,147	91,739
2023	87,040	1,920	88,960
2024	83,142	1,851	84,993
After 2024	404,439	11,171	415,610
Total lease payments	849,638	21,474	871,112
Less: interest	275,183	9,162	284,345
Present value of minimum lease payments (3)	$574,455	$12,312	$586,767
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
(3) The present value of minimum operating lease payments of $48.9 million and $525.5 million are included in “Operating lease obligations, current portion” and “Operating lease obligations, less current portion”, respectively, in our Consolidated Balance Sheet. The present value of minimum finance lease payments of $0.8 million and $11.5 million are included in “Finance lease obligations, current portion” and “Finance lease obligations, less current portion”, respectively, in our Consolidated Balance Sheet.

Lease Term and Discount Rate	Fiscal 2019
Weighted average remaining lease term (years):
Operating leases	9.9
Finance leases	10.8
Weighted average discount rate:
Operating leases	8.0%
Finance leases	12.6%
The following table includes supplemental cash flow information related to leases:

Fiscal 2019
(in thousands)
Cash paid for amounts included in the measurement of lease obligations:
Operating cash flows for operating leases	$92,129
Operating cash flows for finance leases	1,485
Financing cash flows for finance leases	791
Right-of-use assets obtained in exchange for lease obligations:
Operating lease obligations	26,318
Finance lease obligations	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table illustrates the Company’s future minimum rental payments for non-cancelable leases under ASC 840 as of December 30, 2018:

	Financing	Operating
Fiscal Years	(in thousands)
2019	$2,182	$92,435
2020	2,214	90,983
2021	2,201	88,914
2022	2,184	87,183
2023	1,956	84,806
After 2023	13,266	457,277
Future minimum lease payments	24,003	$901,598
Less amounts representing interest	(10,996)
Present value of future minimum lease payments	13,007
Less current portion	(677)
Finance lease obligations, less current portion	$12,330
Lease costs, including contingent rent based on a percentage of venues’ sales, when applicable, was comprised of the following for the periods presented:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Minimum lease costs	$96,376	$97,598	$96,927
Variable non-lease costs (1)	13,854	—	—
Contingent lease costs	116	43	156
	$110,346	$97,641	$97,083
__________________
(1) As a result of electing to account for lease and non-lease components as a single component for certain classes of assets in connection with the adoption of ASU 2016-02 effective December 31, 2018, lease costs for Fiscal 2019 include $13.9 million of common area maintenance charges, which were previously included in “Other venue operating expenses” in our Consolidated Statement of Earnings. See Note 1. “Description of Business and Summary of Significant Policies - Recently Issued Accounting Guidance - Accounting Guidance Adopted” for further discussion of the adoption of ASU 2016-02.
Lease costs of $1.3 million, $1.2 million, and $1.2 million related to our corporate offices and warehouse facilities was included in “General and administrative expenses” in our Consolidated Statements of Earnings for the fiscal years ended December 29, 2019, December 30, 2018 and December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 8. Other Noncurrent Assets:
Other noncurrent assets consisted of the following as of the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Internally developed software, net (1)	$12,032	$14,756
Deferred charges	1,249	1,122
Deposits	744	848
Other	1,375	1,999
Total other noncurrent assets	$15,400	$18,725
__________________

(1)
Relates to the costs directly attributable to the development, testing and validation of internally developed software, primarily our ERP system, Play Pass, and IT related security initiatives, net of accumulated amortization of $14.4 million and $10.3 million at December 29, 2019 and December 30, 2018, respectively. The assets are being amortized over a weighted average life of 6 years. See Note 1. “Description of Business and Summary of Significant Accounting Policies - Development of Internal Use Software.”

Note 9. Accounts Payable:
Accounts payable consisted of the following as of the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Trade and other amounts payable	$22,391	$20,685
Book overdraft	8,560	10,725
Accounts payable	$30,951	$31,410

Trade and other amounts payable represents amounts payable to our vendors, legal fee accruals and settlements payable. The book overdraft balance represents checks issued but not yet presented to banks.
Note 10. Accrued Expenses:
Accrued expenses consisted of the following as of the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Current:
Salaries and wages	$17,058	$13,702
Insurance	6,466	4,836
Taxes, other than income taxes	13,967	13,488
Other accrued operating expenses	6,193	4,004
Accrued expenses	$43,684	$36,030
Noncurrent:
Insurance	$7,876	$9,861
Accrued current and noncurrent insurance represents estimated claims incurred but unpaid under our self-insurance programs for general liability, workers’ compensation, health benefits and certain other insured risks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 11. Indebtedness and Interest Expense:
 Our long-term debt consisted of the following for the periods presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Term loan facility	$760,000	$723,900
Senior Notes	215,721	255,000
Total debt outstanding	975,721	978,900
Less:
Unamortized original issue discount	(29,310)	(1,153)
Deferred financing costs, net	(16,843)	(8,633)
Current portion of Term Loan Facility	(7,600)	(7,600)
Bank indebtedness and other long-term debt, net of deferred financing costs, less current portion	$921,968	$961,514
We were in compliance with the debt covenants in effect as of December 29, 2019 for both the secured credit facilities and the Senior Notes.
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

In the event more than $50 million of the Company’s 8.0% Senior Notes maturing February 15, 2022 remain outstanding on November 16, 2021, the term loan maturity date will spring forward to such earlier date.
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
The 2019 secured term loan was issued net of $30.4 million of original issue discount. We also incurred a total of $15.4 million in debt issuance costs ($13.4 million related to the issuance of the 2019 Term Loan Facility and $2.0 million related to the 2019 Revolving Credit Facility). The debt issuance costs are reflected in our consolidated financial statements as follows:

•
Loss on Extinguishment of Debt: We recorded a loss on extinguishment of debt totaling $2.9 million which includes $0.5 million of fees paid to lenders in connection with the 2019 Term Loan Facility and a write off of $2.4 million of unamortized deferred financing costs and original issue discount related to the 2014 Secured Credit Facilities;

•
Transaction related costs: We expensed third party fees totaling $0.4 million related to legal fees incurred in connection with the 2019 Term Loan Facility. The transaction related costs are included in “Transaction, severance and related litigation costs” in our Consolidated Statement of Earnings;

•
Interest Expense: We expensed third party fees totaling $0.4 million related to rating agency fees incurred in connection with the 2019 Secured Credit Facilities. These fees are included in “Interest Expense” in our Consolidated Statement of Earnings; and

•	Deferred Financing Costs: Debt issuance costs totaling $14.1 million related to the 2019 Secured Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The 2019 Secured Credit Facilities allow the Company to request one or more incremental term loan facilities and/or increase the commitments under our revolving credit facility in an aggregate amount of up to the sum of (a) $50.0 million plus (b) such additional amount so long as, (i) in the case of loans that rank equally and without preference with the liens on the collateral securing the 2019 Secured Credit Facilities, our net first lien senior secured leverage ratio (the ratio of total consolidated debt secured by first-priority liens on the collateral net of unrestricted cash to the last twelve month’s EBITDA, as defined in the 2019 Senior Credit Facilities agreement) would be no greater than 2.75 to 1.00 and (ii) in the case of loans that rank junior to the liens on the collateral securing the 2019 Secured Credit Facilities, our total net secured leverage ratio (as defined in the 2019 Senior Credit Facilities agreement) would be no greater than 5.00 to 1.00, subject to certain conditions and receipt of commitments by existing or additional lenders.
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
As of December 29, 2019, we had no borrowings outstanding and an $8.5 million letter of credit issued but undrawn under the 2019 Revolving Credit Facility. As of December 30, 2018 we had a $9.0 million letter of credit issued but undrawn under the revolving credit facility related to the 2014 Senior Secured Facilities.
Borrowings under the 2019 Secured Credit Facilities bear interest at a rate equal to, at the option of the Company, either:
(a) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor; or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime rate of Credit Suisse AG, Cayman Islands Branch, and (iii) the one-month adjusted LIBOR plus 1.00%.
In each case the interest rate is also subject to an applicable margin determined as follows:
•2019 Term Loan Facility:

Margin for Base Rate Loans	Margin for LIBOR Loans
5.50%	6.50%
•2019 Revolving Credit Facility:

Net Total Leverage Ratio	Revolver - Base Rate Loans	Revolver - LIBOR Loans
Greater than 4.80 to 1.00	5.50%	6.50%
Less than or equal to 4.80 to 1.00 but greater than 4.30 to 1.00	5.25%	6.25%
Less than or equal to 4.30 to 1.00	5.00%	6.00%
During the period from August 30, 2019 through December 29, 2019 the applicable margin for LIBOR borrowings under the 2019 Secured Credit Facilities was 6.50%. During the period from December 30, 2018 through August 29, 2019 and the 2018 fiscal year, the applicable margin for LIBOR borrowings under the 2014 Secured Credit Facilities was 3.25%.
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
The commitment fee rate was 0.5% for the 2019 and 2018 fiscal years.
The Company is also required to pay customary agency fees as well as letter of credit participation fees computed at a rate per annum equal to the applicable margin for revolving LIBOR based rate borrowings on the dollar equivalent of the daily stated amount of outstanding letters of credit, plus such letter of credit issuer’s customary documentary and processing fees and charges, and a fronting fee computed at a rate equal to 0.125% per annum on the daily stated amount of each letter of credit.
During the 2019 fiscal year, the federal funds rate ranged from 1.55% to 2.45%, the prime rate ranged from 4.75% to 5.50% and the one-month LIBOR ranged from 1.69% to 2.52%.
The weighted average effective interest rate incurred on our borrowings under both our 2019 and 2014 Secured Credit Facilities was 7.3% for the 2019 fiscal year, 5.8% for the 2018 fiscal year, and 4.7% for the 2017 fiscal year, which includes amortization of deferred financing costs related to our Secured Credit Facilities, amortization of our Term Loan Facility original issue discount and commitment and other fees related to our Secured Credit Facilities but excludes the Loss on extinguishment of debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Our 2019 Revolving Credit Facility includes a springing financial maintenance covenant that requires our net first lien senior secured leverage ratio not to exceed 5.25 to 1.00. The covenant will be tested quarterly if the 2019 Revolving Credit Facility is more than 30% drawn (excluding outstanding letters of credit) and will be a condition to drawings under the Revolving Credit Facility that would result in more than 30% being drawn thereunder.
Senior Unsecured Notes
Our senior unsecured debt consists of $255.0 million aggregate principal amount borrowings of 8.0% Senior Notes due 2022 (the “Senior Notes”) of which as of December 29, 2019, $215.7 million was outstanding. During the fourth quarter of Fiscal 2019, we repurchased in the open market, and retired, $39.3 million of the Senior Notes. We recorded a gain on extinguishment of debt totaling $0.7 million in Fiscal 2019.
We paid $6.4 million in debt issuance costs related to the Senior Notes. In connection with the repurchases of Senior Notes in Fiscal 2019, $0.3 million of net debt issuance costs were written off, and the remaining balance is recorded as an offset to “Bank indebtedness and other long-term debt, net of deferred financing costs” on our Consolidated Balance Sheets. The deferred financing costs are being amortized over the life of the Senior Notes to “Interest expense” on our Consolidated Statements of Earnings.
On or after February 15, 2019, we were allowed to call some or all of the Senior Notes at 102%, and on or after February 15, 2020, we are allowed to call Senior Notes at 100%. The Senior Notes bear interest at a rate of 8.0% per year payable February 15th and August 15th each year and mature on February 15, 2022. Our obligations under the Senior Notes are fully and unconditionally guaranteed, jointly and severally, by our present and future direct and indirect wholly-owned material domestic subsidiaries that guarantee our 2019 Secured Credit Facilities.
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
The weighted average effective interest rate incurred on borrowings under our Senior Notes was 8.2% for the 2019, 2018 and 2017 fiscal years, which includes amortization of debt issuance costs and other fees related to our Senior Notes but excludes the gain on extinguishment of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Debt Obligations
The following table sets forth our future debt payment obligations as of December 29, 2019 (in thousands):

One year or less	$7,600
Two years	7,600
Three years	223,321
Four years	7,600
Five years	7,600
Thereafter	722,000
$975,721
Less: debt financing costs, net	(16,843)
Less: unamortized discount	(29,310)
$929,568
Interest Expense
Interest expense consisted of the following for the periods presented:

	Fiscal Year Ended
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Term loan facility (1)	$51,150	$39,065	$31,549
Senior Notes	19,957	20,330	20,330
Capital lease obligations	1,485	1,643	1,695
Sale leaseback obligations	10,332	10,488	10,585
Amortization of debt issuance costs	3,659	3,803	4,005
Other	660	954	951
Total interest expense	$87,243	$76,283	$69,115
 __________________
(1)    Includes amortization of original issue discount
The weighted average effective interest rate incurred on our borrowings under our 2019 and 2014 Secured Credit Facilities and Senior Notes (including amortized debt issuance costs, amortization of original issue discount, commitment and other fees related to the Secured Credit Facilities and Senior Notes, but excluding the net loss on extinguishment of debt and $0.4 million of transaction costs expensed in Fiscal 2019 relating to the 2019 Secured Credit Facilities) was 7.5% for the 2019 fiscal year, 6.4% for the 2018 fiscal year, and 5.6% for the 2017 fiscal year.
Note 12. Fair Value of Financial Instruments:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table presents information on our financial instruments as of the dates presented:

	December 29, 2019		December 30, 2018
	Carrying Amount (1)	Estimated Fair Value	Carrying Amount (1)	Estimated Fair Value
	(in thousands)
Financial Liabilities:
Bank indebtedness and other long-term debt:
Current portion	$7,600	$7,322	$7,600	$7,051
Long-term portion	938,811	937,344	970,147	885,212
Bank indebtedness and other long-term debt:	$946,411	$944,666	$977,747	$892,263
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
During Fiscal 2019 and Fiscal 2018, there were no significant transfers among level 1, 2 or 3 fair value determinations.
Note 13. Other Noncurrent Liabilities:
Other noncurrent liabilities consisted of the following as of the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Sale leaseback obligations, less current portion (1)	$170,693	$174,520
Lease related liabilities (2)	—	45,195
Accrued insurance	7,876	9,861
Other	4,944	6,534
Total other noncurrent liabilities	$183,513	$236,110
_________________

(1)	See Note 14 “Sale Leaseback Transactions” for further discussion on our sale leaseback obligations.

(2)
Lease liabilities totaling $45.2 million were reclassified to “Operating lease right-of-use assets, net” on our Consolidated Balance Sheets in connection with the adoption of ASU 2016-02 on December 31, 2018. See Note 1. “Description of Business and Summary of Significant Accounting Policies - Recently Adopted Accounting Guidance” and Note 7. “Leases” for further discussion on the adoption of ASU 2016-02.

Note 14. Sale Leaseback Transactions:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The long-term and current portions of our obligations under the Sale Leasebacks were $170.7 million and $3.9 million, respectively, as of December 29, 2019, and are included in “Other noncurrent liabilities” and “Other current liabilities” in our Consolidated Balance Sheets. The net book value of the associated assets, which is included in “Property and equipment, net” in our Consolidated Balance Sheets, was $81.3 million and $82.4 million as of December 29, 2019 and December 30, 2018, respectively.
The following tables illustrates the Company’s future minimum lease commitments related to the Sale Leasebacks, as of December 29, 2019 (in thousands):

Fiscal 2020	$14,360
Fiscal 2021	14,641
Fiscal 2022	14,947
Fiscal 2023	15,249
Fiscal 2024	15,548
Thereafter	168,188
$242,933
Note 15. Commitments and Contingencies:
Leases
We lease certain venues under operating and capital leases that expire at various dates through 2037 with renewal options that expire at various dates through 2057. The leases generally require us to pay a minimum rent, property taxes, insurance, other maintenance costs and, in some instances, additional rent equal to the amount by which a percentage of the venue’s revenues exceed certain thresholds as stipulated in the respective lease agreement. The leases generally have initial terms of 10 to 20 years with various renewal options.
Unconditional Purchase Obligations
Our unconditional purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) the approximate timing of the transaction. Our purchase obligations with terms in excess of one year totaled $5.3 million at December 29, 2019 and consisted primarily of obligations associated with the modernization of various information technology platforms and information technology data security service agreements, and the fixed price purchase agreements relating to beverage products. These purchase obligations exclude agreements that can be canceled without significant penalty.

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
Note 16. Income Taxes:
For financial reporting purposes, income (loss) before income taxes includes the following components:

	Fiscal Year
	2019	2018	2017
	(in thousands)
United States	$(43,346)	$(28,731)	$(25,667)
Foreign (including U.S. Possessions)	4,059	3,249	4,442
Income (loss) before income taxes	$(39,287)	$(25,482)	$(21,225)
Our income tax expense (benefit) consists of the following for the periods presented:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Current tax expense (benefit):
Federal	$3,075	$1,276	$(2,668)
State	312	1,090	(708)
Foreign	759	795	960
	4,146	3,161	(2,416)
Deferred tax expense (benefit):
Federal	(12,150)	(8,382)	(72,829)
State	(2,360)	24	(137)
Foreign	—	176	1,091
	(14,510)	(8,182)	(71,875)
Income tax expense (benefit)	$(10,364)	$(5,021)	$(74,291)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	Fiscal Year
	2019	2018	2017
Federal statutory rate	(21.0)%	(21.0)%	(35.0)%
State income taxes, net of federal benefit	(4.5)%	2.0%	(4.5)%
Federal employment related income tax credits, net	(1.4)%	(2.9)%	(1.2)%
Merger and litigation related costs	(0.1)%	0.4%	1.6%
Canadian tax rate difference	—%	—%	0.4%
Canadian nondeductible interest	—%	—%	0.7%
Canadian deferred tax valuation adjustment	—%	0.7%	5.7%
Canadian tax reorganization	—%	0.8%	(7.6)%
State tax credit, valuation adjustment	0.3%	1.3%	2.0%
Foreign taxes withheld	(0.2)%	1.4%	—%
Other	0.5%	0.4%	1.9%
Effective tax rate (before impact of Tax Cuts and Jobs Act of 2017 (1)	(26.4)%	(16.9)%	(36.0)%
Adjustment related to the Tax Cuts and Jobs Act of 2017 (1)	—%	(2.8)%	(314.0)%
Adjusted effective tax rate	(26.4)%	(19.7)%	(350.0)%
_________________
(1) The Tax Cuts and Jobs Act of 2017 (enacted on December 22, 2017) resulted in a $66.6 million decrease of our net deferred tax liability and a corresponding benefit to our deferred federal income taxes for Fiscal 2017.
Our effective income tax rates for Fiscal 2019 and Fiscal 2018 were 26.4% and 16.9%, respectively (where the effective income tax rate for Fiscal 2018 excludes adjustments recorded in that year in relation to the provisional estimate made in Fiscal 2017 to account for the impact of the Tax Cuts and Jobs Act (the “TCJA”) pursuant to Staff Accounting Bulletin No. 118 (“SAB 118”) issued by the SEC staff on December 22, 2017).
Our effective income tax rate for Fiscal 2019 was favorably impacted by employment-related federal income tax credits, offset by the following:

(i)	nondeductible penalties and other expenses;

(ii)	state income taxes;

(iii)	foreign income taxes withheld (not offset by foreign tax credits due to the foreign tax credit limitation);

(iv)	accruals for uncertain tax positions; and

(v)	an increase in the valuation allowance for deferred tax assets associated with a carryforward of state tax credits that are more than likely to expire before utilized.
Our effective income tax rate for Fiscal 2018 was favorably impacted by employment-related federal income tax credits, offset by the following:

(i)	nondeductible litigation costs related to the Merger;

(ii)	nondeductible penalties and other expenses;

(iii)
state income taxes including an increase in our state income tax expense caused by state tax legislation enacted during the second quarter that increased the amount of income subject to state taxation;

(iv)	foreign income taxes withheld (not offset by foreign tax credits due to the foreign tax credit limitation);

(v)	accruals for uncertain tax positions;

(vi)	an increase in the valuation allowance for deferred tax assets associated with a carryforward of state tax credits that are more than likely to expire before utilized; and

(vii)
an increase in the valuation allowance for deferred tax assets relating to our Canada operations that could expire before they are utilized, partially offset by a favorable one-time adjustment to deferred tax (the tax effect of the cumulative foreign currency translation adjustment existing as of January 1, 2018) resulting from the change in our intent to no longer indefinitely reinvest monies previously loaned to our Canadian

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

subsidiary recorded in the first quarter of Fiscal 2018.
Our total effective income tax rate for Fiscal 2018 was 19.7% and includes 2.8% of favorable adjustments to the provisional estimate provided in Fiscal 2017 to account for the impact of the TCJA pursuant to SAB 118. Pursuant to SAB 118, we included a provisional estimate of $66.6 million tax benefit in our consolidated financial statements for the fiscal year ended December 31, 2017, relating to the enactment of TJCA, which primarily related to the re-measurement of our deferred tax liability. In the second quarter of Fiscal 2018, we recorded an adjustment to the provisional estimate of $0.2 million tax benefit, in the third quarter of Fiscal 2018, we recorded an incremental adjustment to the provisional estimate of $0.5 million tax benefit. The measurement period relating to the enactment of the TCJA ended during our fourth quarter, and the tax effects thereof were completed as of the end of Fiscal 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income tax assets and liabilities consisted of the following at the dates presented:

	December 29, 2019	December 30, 2018
	(in thousands)
Deferred tax assets:
Accrued compensation	$2,213	$1,523
Unearned revenue	3,305	2,360
Deferred rent	—	8,272
Operating lease obligations (1)	149,782	—
Stock-based compensation	912	730
Accrued insurance and employee benefit plans	3,284	3,328
Unrecognized tax benefits (2)	318	377
NOL and other carryforwards	5,629	5,746
Interest deduction carryforward	8,930	—
Loan costs	—	394
Other	800	722
Gross deferred tax assets	175,173	23,452
Less: Valuation allowance (3)	2,865	2,896
Net deferred tax asset	172,308	20,556
Deferred tax liabilities:
Depreciation and amortization (4)	(3,465)	(5,774)
Prepaid assets	(424)	(621)
Intangibles	(120,534)	(117,025)
Operating lease right-of-use assets (1)	(137,048)	—
Favorable/unfavorable Leases	—	(172)
Internal use software and other	(3,216)	(4,022)
Deferred loan costs	(61)	—
Gross deferred tax liabilities	(264,748)	(127,614)
Net deferred tax liability	$(92,440)	$(107,058)
_________________

(1)
Cumulative deferred tax assets and liabilities relating to deferred rent, favorable/unfavorable leases, landlord incentives, and cease-use obligations were reclassed to Operating Lease Right-of-Use-Asset/Liability upon the adoption of ASU 2016-02, Leases (Topic 842), at the beginning of Fiscal 2019.

(2)	Amount represents the value of future tax benefits that would result if the liabilities for uncertain state tax positions and accrued interest related to uncertain tax positions are settled.

(3)	Valuation allowance for deferred tax assets relating to Canada deferred tax assets (including Canada net operating loss carryforward) and certain state tax credits.

(4)	Includes the cumulative deferred tax relating to leases accounted for as financing transactions.
As of December 29, 2019, we have $7.8 million of federal net operating loss carryforwards (with $5.3 million expiring at the end of tax year 2037 and the remaining $2.5 million having an indefinite carryforward period), $21.8 million of state net operating loss carryforwards (expiring at the end of tax years 2024 through 2039 or having an indefinite carryforward period), and $0.9 million of Canadian net operating loss carryforwards (expiring at the end of tax years 2035 through 2039) with an offsetting valuation allowance. In addition, as of December 29, 2019, we have $35.0 million of interest carryforwards with an indefinite carryforward period,$0.1 million of Alternative Minimum Tax credit carryforwards with an indefinite carryforward period, and state income tax credit carryforwards of $2.1 million (expiring at the end of 2019 through 2027) with an offsetting valuation allowance.
We file numerous federal, state, and local income tax returns in the U.S. and some foreign jurisdictions. As a matter of ordinary course, we are subject to regular examination by various tax authorities. Certain of our income tax returns are currently under examination and are in various stages of the audit/appeals process. In general, the U.S. federal statute of limitations has expired for our federal income tax returns filed for tax years ended before 2014 with the exception of certain Peter Piper Pizza

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

federal income tax returns containing net operating losses which are carried forward to open tax years, 2014 and thereafter. Whereas, adjustments can be made to those returns pre-dating 2014 until the respective statute of limitations expire for the particular tax year(s) the net operating loss(es) was utilized. The net operating loss carryforward from Peter Piper Pizza were fully utilized by the end of our Fiscal 2018 federal income tax return. In general, our state income tax statutes of limitations have expired for tax years ended before 2015. In general, the statute of limitations for our Canada income tax returns has expired for tax years ended before 2015.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2019	2018	2017
	(in thousands)
Balance at beginning of period	$4,286	$3,853	$3,119
Additions for tax positions taken in the current year	100	114	1,677
Increases for tax positions taken in prior years	826	571	16
Decreases for tax positions taken in prior years	(42)	(48)	(390)
Settlements with tax authorities	(131)	(5)	(32)
Expiration of statute of limitations	(1,060)	(199)	(537)
Balance at end of period	$3,979	$4,286	$3,853
Our liability for uncertain tax positions (excluding interest and penalties) was $4.0 million and $4.3 million as of December 29, 2019 and December 30, 2018, respectively, and if recognized would decrease our provision for income taxes by $3.1 million. Within the next twelve months, we could settle or otherwise conclude certain ongoing income tax audits. As such, it is reasonably possible that the liability for uncertain tax positions could decrease within the next twelve months by as much as $3.9 million as a result of payments and/or settlements with certain taxing authorities and expiring statutes of limitations within the next twelve months. The total accrued interest and penalties related to unrecognized tax benefits as of December 29, 2019 and December 30, 2018, was $1.0 million and $1.1 million, respectively. On the Consolidated Balance Sheets, we include current accrued interest related to unrecognized tax benefits in “Accrued interest,” current accrued penalties in “Accrued expenses” and non-current accrued interest and penalties in “Other noncurrent liabilities.”
Note 17. Stock-Based Compensation Arrangements:
2014 Equity Incentive Plan
The 2014 Equity Incentive Plan provides Parent authority to grant equity incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards or performance compensation awards to certain directors, officers or employees of the Company.
During 2019, 2018 and 2017, Parent granted options to purchase 498,566 shares, 112,769 and 123,603 shares, respectively, of its common stock to certain directors, officers and employees of the Company. The options are subject to certain service and performance based vesting criteria, and were split evenly between Tranches A, B and C, which have different vesting requirements. The options in Tranche A are service based, and vest and become exercisable in equal installments on each of the first five anniversaries of the respective grant dates. The Black-Scholes model was used to estimate the fair value of Tranche A stock options. Tranche B and Tranche C options are performance based and vest and become exercisable when certain return thresholds are achieved. The Monte Carlo simulation model was used to estimate the fair value of Tranche B and Tranche C stock options. Unvested Tranche A options are also subject to accelerated vesting and exercisability on the first anniversary of a change in control of Parent or within 12 months following such a change in control. Tranche B and C options may also vest and become exercisable if applicable hurdles are achieved in connection with an initial public offering. Compensation costs related to options in the Parent were recorded by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The weighted-average fair value of the options granted in 2019, 2018 and 2017 was estimated at $3.30, $2.96 and $2.07 per option, $4.93, $1.93 and $0.98 per option and $3.71, $2.28 and $1.28 per option, respectively, for Tranches A, B and C, respectively, on the date of grant based on the following assumptions:

	Fiscal Year
	2019		2018	2017
	September 2019	January and February 2019	February 2018	August 2017	February 2017

Dividend yield	—%	—%	—%	—%	—%
Volatility for Tranche A	35%	35%	33%	35%	34%
Volatility for Tranches B and C	35%	35%	35%	34%	33%
Risk-free interest rate for Tranche A	1.75%	2.60%	2.70%	1.39%	1.38%
Risk-free interest rate for Tranches B and C	1.82%	2.65%	2.42%	1.28%	1.16%
Expected life - years	5.6	5.8	3.7	1.7	2.2
A summary of the option activity under the equity incentive plan as of December 29, 2019 and the activity for 2019 is presented below:

	Stock Options	Weighted Average Exercise Price (1)	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
		($ per share)		($ in thousands)
Outstanding stock options, December 30, 2018	1,987,331	$8.87
Options Granted	498,566	$8.81
Options Forfeited	(128,599)	$9.64
Outstanding stock options, December 29, 2019	2,357,298	$8.79	5.4	$—
Stock options expected to vest, December 29, 2019	1,595,892	$8.95	5.8	$—
Exercisable stock options, December 29, 2019	584,085	$8.31	4.3	$233
_________________
(1) The weighted average exercise price reflects the original grant date fair value per option as adjusted for the dividend payment made in August 2015.
As of December 29, 2019, we had $1.6 million of total unrecognized share based compensation expense related to unvested options, net of expected forfeitures, which is expected to be amortized over the remaining weighted average period of 3.9 years.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the stock-based compensation expense and the associated tax benefit recognized in the Consolidated Financial Statements is presented below:

	Fiscal Year
	December 29, 2019	December 30, 2018	December 31, 2017
	(in thousands)
Stock-based compensation costs related to stock awards	$2,009	$—	$—
Stock-based compensation costs related to incentive stock options, net (1)	$426	$324	$606
Stock-based compensation expense recognized	$2,435	$324	$606
Tax benefit recognized from stock-based compensation awards	$15	$—	$—
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
Note 18. Stockholder’s Equity:
We have one class of common capital stock, as disclosed on our Consolidated Balance Sheets. All outstanding common stock is owned by Queso Holdings Inc. As of December 29, 2019 and December 30, 2018, we have 200 shares issued and outstanding.
Note 19. Related Party Transactions:
CEC Entertainment reimburses Apollo Management, L.P. for certain out-of-pocket expenses incurred in connection with travel and Board of Directors related expenses. In addition, CEC Entertainment engages Apollo portfolio companies to provide various services, including security services to its venues, licensed music video content for use in its venues, and employment screening services to its recruiting functions. Included in our Total operating costs and expenses are $1.8 million, $1.5 million and $1.4 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively.
Included in our Accounts Receivable balance are amounts due from Parent totaling $3.1 million and $2.6 million at December 29, 2019 and December 30, 2018, respectively, primarily related to various general and administrative and transaction related expenses paid on behalf of Parent. Our Accrued Expenses balance includes amounts payable to Parent totaling $0.5 million and $0.1 million at December 29, 2019 and December 30, 2018, respectively, primarily related to stock bonus awards granted to certain officers of the Company (see Note 17. “Stock-Based Compensation Arrangement - Stock Awards” for further discussion of stock bonus awards granted to officers).
Note 20. Consolidating Guarantor Financial Information:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 29, 2019
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$30,122	$1,665	$2,984	$—	$34,771
Restricted cash	—	—	18	—	18
Accounts receivable	18,694	6,979	4,000	(3,331)	26,342
Inventories	21,273	6,422	288	—	27,983
Prepaid assets	7,400	7,284	977	—	15,661
Total current assets	77,489	22,350	8,267	(3,331)	104,775
Property and equipment, net	458,069	50,433	4,815	—	513,317
Operating lease right-of-use assets	480,609	42,906	9,398	—	532,913
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	7,936	460,770	—	—	468,706
Intercompany	99,502	358	—	(99,860)	—
Investment in subsidiaries	422,561	—	—	(422,561)	—
Other noncurrent assets	6,290	9,086	24	—	15,400
Total assets	$1,985,480	$637,317	$22,504	$(525,752)	$2,119,549
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Operating lease obligations, current portion	43,747	4,106	1,067	—	48,920
Finance lease obligations, current portion	791	—	19	—	810
Accounts payable and accrued expenses	58,270	47,195	4,140	—	109,605
Other current liabilities	3,870	—	—	—	3,870
Total current liabilities	114,278	51,301	5,226	—	170,805
Finance lease obligations, less current portion	11,482	—	20	—	11,502
Operating lease obligations, less current portion	462,593	54,235	8,707	—	525,535
Bank indebtedness and other long-term debt, less current portion	921,968	—	—	—	921,968
Deferred tax liability	81,673	12,733	(1,966)	—	92,440
Intercompany	—	75,556	27,635	(103,191)	—
Other noncurrent liabilities	179,700	3,813	—	—	183,513
Total liabilities	1,771,694	197,638	39,622	(103,191)	1,905,763
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	360,005	391,114	3,241	(394,355)	360,005
Retained earnings (deficit)	(144,583)	48,565	(18,723)	(29,842)	(144,583)
Accumulated other comprehensive income (loss)	(1,636)	—	(1,636)	1,636	(1,636)
Total stockholder's equity	213,786	439,679	(17,118)	(422,561)	213,786
Total liabilities and stockholder's equity	$1,985,480	$637,317	$22,504	$(525,752)	$2,119,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Condensed Consolidating Balance Sheet
As of December 30, 2018
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$54,775	$6,725	$1,670	—	$63,170
Restricted cash	—	—	151	—	151
Accounts receivable	28,421	4,956	4,117	(3,314)	34,180
Inventories	16,896	6,617	294	—	23,807
Prepaid assets	14,264	10,562	598	—	25,424
Total current assets	114,356	28,860	6,830	(3,314)	146,732
Property and equipment, net	468,827	64,721	5,637	—	539,185
Goodwill	433,024	51,414	—	—	484,438
Intangible assets, net	14,716	462,369	—	—	477,085
Intercompany	78,402	66,373	—	(144,775)	—
Investment in subsidiaries	477,556	—	—	(477,556)	—
Other noncurrent assets	7,292	11,409	24	—	18,725
Total assets	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165
Current liabilities:
Bank indebtedness and other long-term debt, current portion	$7,600	$—	$—	$—	$7,600
Finance lease obligations, current portion	661	—	16	—	677
Accounts payable and accrued expenses	56,277	34,429	2,321	—	93,027
Other current liabilities	4,768	510	—	—	5,278
Total current liabilities	69,306	34,939	2,337	—	106,582
Finance lease obligations, less current portion	12,296	—	34	—	12,330
Bank indebtedness and other long-term debt, less current portion	961,514	—	—	—	961,514
Deferred tax liability	91,049	17,866	(1,857)	—	107,058
Intercompany	—	119,498	28,591	(148,089)	—
Other noncurrent liabilities	217,437	18,191	482	—	236,110
Total liabilities	1,351,602	190,494	29,587	(148,089)	1,423,594
Stockholder's equity:
Common stock	—	—	—	—	—
Capital in excess of par value	359,570	466,114	3,241	(469,355)	359,570
Retained earnings (deficit)	(115,660)	28,538	(18,691)	(9,847)	(115,660)
Accumulated other comprehensive income (loss)	(1,339)	—	(1,646)	1,646	(1,339)
Total stockholder's equity	242,571	494,652	(17,096)	(477,556)	242,571
Total liabilities and stockholder's equity	$1,594,173	$685,146	$12,491	$(625,645)	$1,666,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2019
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$331,077	$54,702	$5,112	$—	$390,891
Entertainment and merchandise sales	444,780	44,361	10,063	—	499,204
Total company venue sales	775,857	99,063	15,175	—	890,095
Franchise fees and royalties	2,191	17,984	2,595	—	22,770
International Association assessments and other fees	1,150	42,518	36,963	(80,631)	—
Total revenues	779,198	159,565	54,733	(80,631)	912,865
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	74,567	14,286	1,729	—	90,582
Cost of entertainment and merchandise	38,380	1,624	963	—	40,967
Total cost of food, beverage, entertainment and merchandise	112,947	15,910	2,692	—	131,549
Labor expenses	239,810	19,267	4,821	—	263,898
Lease costs	99,314	7,412	2,317		109,043
Other venue operating expenses	159,213	15,899	3,322	(43,694)	134,740
Total company venue operating costs	611,284	58,488	13,152	(43,694)	639,230
Advertising expense	36,923	5,386	39,373	(36,937)	44,745
General and administrative expenses	18,701	38,610	(351)	—	56,960
Depreciation and amortization	86,243	9,820	1,566	—	97,629
Transaction, severance and related litigation costs	770	—	—	—	770
Asset Impairments	3,134	20,199	—	—	23,333
Total operating costs and expenses	757,055	132,503	53,740	(80,631)	862,667
Operating income	22,143	27,062	993	—	50,198
Equity in earnings (loss) in affiliates	20,409	—	—	(20,409)	—
Interest expense	81,969	4,557	717	—	87,243
Loss on extinguishment of debt	2,242	—	—	—	2,242
Income (loss) before income taxes	(41,659)	22,505	276	(20,409)	(39,287)
Income tax expense (benefit)	(12,736)	2,480	(108)	—	(10,364)
Net income (loss)	$(28,923)	$20,025	$384	$(20,409)	$(28,923)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(297)	—	(297)	297	(297)
Comprehensive income (loss)	$(29,220)	$20,025	$87	$(20,112)	$(29,220)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Comprehensive Income (Loss)
Fiscal Year 2018
(in thousands)

	Issuer	Guarantor	Non-Guarantors	Eliminations	Consolidated
Revenues:
Food and beverage sales	$338,837	$52,353	$5,468	$—	$396,658
Entertainment and merchandise sales	432,266	36,086	10,324	—	478,676
Total company venue sales	771,103	88,439	15,792	—	875,334
Franchise fees and royalties	1,797	16,693	2,242	—	20,732
International Association assessments and other fees	1,187	38,659	36,043	(75,889)	—
Total revenues	774,087	143,791	54,077	(75,889)	896,066
Operating Costs and Expenses:
Company venue operating costs (excluding Depreciation and amortization):
Cost of food and beverage	78,458	13,925	1,936	—	94,319
Cost of entertainment and merchandise	34,435	1,580	635	—	36,650
Total cost of food, beverage, entertainment and merchandise	112,893	15,505	2,571	—	130,969
Labor expenses	231,727	19,657	4,943	—	256,327
Lease costs	86,882	7,544	2,058	—	96,484
Other venue operating expenses	170,239	16,287	3,602	(39,873)	150,255
Total company venue operating costs	601,741	58,993	13,174	(39,873)	634,035
Advertising expense	36,833	6,051	41,330	(36,016)	48,198
General and administrative expenses	17,956	35,184	1,710	—	54,850
Depreciation and amortization	88,174	10,606	1,940	—	100,720
Transaction, severance and related litigation costs	277	250	—	—	527
Asset Impairments	2,591	4,341	3	—	6,935
Total operating costs and expenses	747,572	115,425	58,157	(75,889)	845,265
Operating income (loss)	26,515	28,366	(4,080)	—	50,801
Equity in earnings (loss) in affiliates	13,940	—	—	(13,940)	—
Interest expense	72,394	3,241	648	—	76,283
Income (loss) before income taxes	(31,939)	25,125	(4,728)	(13,940)	(25,482)
Income tax expense (benefit)	(11,478)	7,295	(838)	—	(5,021)
Net income (loss)	$(20,461)	$17,830	$(3,890)	$(13,940)	$(20,461)

Components of other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	547	—	547	(547)	547
Comprehensive income (loss)	$(19,914)	$17,830	$(3,343)	$(14,487)	$(19,914)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2019
(in thousands)

	Issuer		Guarantors	Non-Guarantors	Consolidated
Cash flows provided by operating activities:	$107,867		$1,473	$1,802	$111,142

Cash flows from investing activities:
Purchases of property and equipment	(80,476)		(5,937)	(605)	(87,018)
Development of internal use software	(174)		(596)	—	(770)
Proceeds from sale of property and equipment	204		—	—	204
Cash flows used in investing activities	(80,446)		(6,533)	(605)	(87,584)

Cash flows from financing activities:
Proceeds from refinancing of senior term loan	479,449		—	—	479,449
Repayments on senior term loan	(473,749)		—	—	(473,749)
Repurchase of Senior Notes	(38,337)		—	—	(38,337)
Payment of debt financing costs	(15,375)		—	—	(15,375)
Payments on capital lease obligations	(683)		—	(14)	(697)
Payments on sale leaseback transactions	(3,379)	—	—	—	(3,379)
Cash flows used in financing activities	(52,074)		—	(14)	(52,088)
Effect of foreign exchange rate changes on cash	—		—	(2)	(2)

Change in cash, cash equivalents and restricted cash	(24,653)		(5,060)	1,181	(28,532)
Cash, cash equivalents and restricted cash at beginning of period	54,775		6,725	1,821	63,321
Cash, cash equivalents and restricted cash at end of period	$30,122		$1,665	$3,002	$34,789

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2018
(in thousands)

	Issuer		Guarantors		Non-Guarantors		Consolidated
Cash flows provided by (used in) operating activities:	$68,828		$21,872		$(3,910)		$86,790

Cash flows from investing activities:
Purchases of property and equipment	(61,178)		(14,646)		(1,264)		(77,088)
Development of internal use software	(1,845)		(911)		—		(2,756)
Proceeds from sale of property and equipment	560		—		—		560
Cash flows used in investing activities	(62,463)	—	(15,557)	—	(1,264)	—	(79,284)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—		—		(7,600)
Payment of debt financing costs	(442)		—		—		(442)
Payments on capital lease obligations	(586)		—		(9)		(595)
Payments on sale leaseback transactions	(2,910)		—		—		(2,910)
Cash flows used in financing activities	(11,538)		—		(9)		(11,547)
Effect of foreign exchange rate changes on cash	—		—		50		50

Change in cash and cash equivalents and restricted cash	(5,173)		6,315		(5,133)		(3,991)
Cash and cash equivalents and restricted cash at beginning of period	59,948		410		6,954		67,312
Cash and cash equivalents and restricted cash at end of period	$54,775		$6,725		$1,821		$63,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

CEC Entertainment, Inc.
Consolidating Statement of Cash Flows
Fiscal Year 2017
(in thousands)

	Successor
	Issuer		Guarantors		Non-Guarantors		Consolidated
Cash flows provided by operating activities:	$73,925		$29,569		$803		$104,297

Cash flows from investing activities:
Purchases of property and equipment	(62,544)		(27,061)		(1,353)		(90,958)
Development of internal use software	—		(3,243)		—		(3,243)
Proceeds from sale of property and equipment	489		—		—		489
Cash flows used in investing activities	(62,055)	—	(30,304)	—	(1,353)	—	(93,712)

Cash flows from financing activities:
Repayments on senior term loan	(7,600)		—		—		(7,600)
Repayments on note payable	—		(13)		—		(13)
Proceeds from financing sale-leaseback transaction	4,073		—		—		4,073
Payments on capital lease obligations	(460)		—		(7)		(467)
Payments on sale leaseback transactions	(2,470)		—		—		(2,470)
Return of capital	1,447		—		—		1,447
Cash flows used in financing activities	(5,010)		(13)		(7)		(5,030)
Effect of foreign exchange rate changes on cash	—		—		466		466
		—		—		—
Change in cash and cash equivalents and restricted cash	6,860		(748)		(91)		6,021
Cash and cash equivalents and restricted cash at beginning of period	$53,088		$1,158		$7,045		$61,291
Cash and cash equivalents and restricted cash at end of period	$59,948		$410		$6,954		$67,312

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Note 21. Quarterly Results of Operations (Unaudited):
The following table summarizes our unaudited quarterly condensed consolidated results of operations in 2019 and 2018:

	Quarters in Fiscal Year 2019
	March 31, 2019	June 30 2019	September 29, 2019	December 29, 2019
	(in thousands)
Food and beverage sales	$117,815	$91,650	$92,645	$88,781
Entertainment and merchandise sales	149,677	117,413	119,688	112,426
Company venue sales	267,492	209,063	212,333	201,207
Franchise fees and royalties	5,820	6,113	5,261	5,576
Total revenues	$273,312	$215,176	$217,594	$206,783
Operating income (loss)	$48,232	$9,258	$3,772	$(11,064)
Income (loss) before income taxes	$28,424	$(10,721)	$(21,167)	$(35,823)
Net income (loss)	$21,246	$(8,734)	$(15,334)	$(26,101)

	Quarters in Fiscal Year 2018
	April 1, 2018	July 1, 2018	September 30, 2018	December 30, 2018
	(in thousands)
Food and beverage sales	$118,377	$96,258	$94,023	$88,000
Entertainment and merchandise sales	131,117	115,904	121,611	110,044
Company venue sales	249,494	212,162	215,634	198,044
Franchise fees and royalties	5,410	5,196	5,311	4,815
Total revenues	$254,904	$217,358	$220,945	$202,859
Operating income	$34,713	$7,974	$7,369	$745
Income (loss) before income taxes	$16,156	$(11,139)	$(11,700)	$(18,799)
Net income (loss)	$12,223	$(8,965)	$(9,487)	$(14,232)
Quarterly operating results are not necessarily representative of operations for a full year.
Note 22. Subsequent Events:
The Company has evaluated subsequent events through March 11, 2020 and determined that there have been no events that have occurred that would require adjustment to our disclosures in the consolidated financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this report. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, was (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (b) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2019 based on the criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our management’s assessment, we have concluded that, as of December 29, 2019 our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control over Financial Reporting
During the quarterly period ended December 29, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance.
Board of Directors
As of the date of this report, the Board consists of five members, including our Chief Executive Officer, one partner of Apollo, one principal of Apollo and two additional members.
The following table provides information regarding our executive officers and the members of our Board:

Name	Age	Position(s)

David McKillips	48	Chief Executive Officer and Director
J. Roger Cardinale	60	President
James A. Howell	54	Executive Vice President and Chief Financial Officer
Andrew S. Jhawar	48	Chairman
Peter C. Brown	61	Director
Naveen R. Shahani	29	Director
Allen R. Weiss	65	Director

David McKillips was appointed as a member of our Board and as Chief Executive Officer on January 21, 2020. He served as President of the International Development Company for Six Flags Entertainment Company from January 2018, Senior Vice President, In-Park Services for Six Flags from January 2016 to January 2018 and Senior Vice President, Corporate Alliances of Six Flags from September 2010 to January 2016. Prior to joining Six Flags, Mr. McKillips was Vice President of Advertising & Custom Publishing Sales for DC Comics, a division of Warner Bros. Entertainment. Mr. McKillips started his career with Sea World Entertainment, serving in roles within the operations, entertainment, and group sales and promotions departments and then at Sesame Place, as Manager of Promotions. In light of our ownership structure and Mr. McKillips’ extensive leadership and management experience, the Board believes it is appropriate for Mr. McKillips to serve as our director.

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

James A. Howell has served as Executive Vice President, Chief Financial Officer of the Company since September 2018. Previously, he served as Chief Financial Officer of Billabong International Ltd. from June 2017 to July 2018. From November 2014 to July 2017, Mr. Howell was Executive Vice President-Finance and Treasurer of Nordstrom, Inc., where he was Vice President, Finance from August 2007 to November 2014. Prior to that, Mr. Howell served in various positions at CAE SimuFlite, Inc., Blockbuster, Inc., and PricewaterhouseCoopers LLP.

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

Peter C. Brown became a member of our Board in March 2019. Mr. Brown is Chairman of Grassmere Partners, LLC, a private investment firm. Prior to founding Grassmere Partners, Mr. Brown served as Chairman of the Board, Chief Executive Officer and President of AMC Entertainment Inc., one of the world’s leading theatrical exhibition companies, from July 1999 until his retirement in February 2009. Mr. Brown joined AMC in 1990 and served as AMC’s President from January 1997 to July 1999, and Senior Vice President and Chief Financial Officer from 1991 to 1997. Mr. Brown currently serves on the board of directors, audit and finance committees of CenturyLink, Inc., a NYSE-listed global communications provider. Mr. Brown also serves on the board of directors, audit, compensation and nominating committees of Cinedigm Corp., a NASDAQ-listed leader in digital entertainment content distribution. Mr. Brown also currently serves on the board of trustees, audit, compensation, nominating/company governance and finance committees of EPR Properties, a NYSE-listed specialty real estate investment trust that he founded and served as Chairman of the Board from 1997 to 2003. Past additional public company boards include: National CineMedia, Inc., Midway Games, Inc., LabOne, Inc., and Protection One, Inc. Mr. Brown is a graduate of the University of Kansas. In light of our ownership structure and Mr. Brown’s extensive experience as an operating executive and director, and in-depth knowledge and understanding of retail, recreation, leisure and consumer businesses, and in-particular, location-based entertainment, restaurants and related real estate, the Board believes it appropriate for Mr. Brown to serve as our director.

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
Audit Committee
The Audit Committee is composed of three directors: Peter Brown, Naveen Shahani and Allen Weiss. Michael Diverio, who resigned as a director of the Company effective February 19, 2019, and Andrew Jhawar, who resigned from the Audit Committee effective March 20, 2019, served on the Audit Committee through the date of their respective resignations. The primary role of the Audit Committee is to provide financial oversight. Our management is responsible for preparing financial statements, and our independent registered public accounting firm is responsible for auditing those financial statements. The Audit Committee does not provide any expert or special assurance or certifications as to our financial statements or as to the work of our independent registered public accounting firm. The Audit Committee is directly responsible for the selection, engagement, compensation, retention and oversight of our independent registered public accounting firm. The Board has also determined that each member of the Audit Committee is financially literate.

The Audit Committee has established a procedure whereby complaints or concerns regarding accounting,

internal controls or auditing matters may be submitted anonymously to the Audit Committee by email at auditcomm@cecentertainment.com. The Audit Committee met six times in 2019.
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
Compensation Committee
The Compensation Committee is composed of four directors: Peter Brown, Andrew Jhawar, Naveen Shahani and Allen Weiss. Michael Diverio, who resigned as a director of the Company effective February 19, 2019, served on the Compensation Committee through the date of his resignation. The Compensation Committee is responsible for approving the compensation, including performance bonuses, payable to the executive officers of the Company, and administering the Company’s equity compensation plans.
The Compensation Committee acts on behalf of and in conjunction with the Board of Directors to establish or recommend the compensation of executive officers of the Company and to provide oversight of our overall compensation programs and philosophy. The Compensation Committee met twice in 2019.
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
PART III, ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 2, 2020, relating to the beneficial ownership of the Company’s common stock by: (i) each director and named executive officer; (ii) the directors and the executive officers as a group; and (iii) each person, as that term is used in the Exchange Act, known to the Company to own beneficially five percent (5%) or more of the Company’s outstanding shares of common stock. Unless otherwise indicated, to the Company’s knowledge, each stockholder has sole voting and dispositive power with respect to the securities beneficially owned by that stockholder. Except as otherwise indicated, all stockholders set forth below have the same principal business address as the Company. On December 29, 2019, there were 200 shares of the Company’s common stock outstanding.

Name of Beneficial Owner	Number of Shares of Common Stock	Percentage of Outstanding Common Stock
Queso Holdings Inc. (1)	200	100%
David McKillips	—	—
J. Roger Cardinale	—	—
James A. Howell	—	—
Andrew S. Jhawar	—	—
Peter C. Brown	—	—
Naveen R. Shahani	—	—
Allen R. Weiss	—	—
Directors and Executive Officers as a Group (6 persons)	—	—
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

Director Independence
We are not a listed issuer whose securities are listed on a national securities exchange or in an inter-dealer quotation system which has requirements that a majority of the Board of Directors be independent. However, if we were a listed issuer whose securities were traded on the New York Stock Exchange and subject to such requirements, we would be entitled to rely on the controlled company exception contained in the NYSE Listing Manual, Section 303A.00 for the exception from the independence requirements related to the majority of our Board of Directors and for the independence requirements related to our Compensation Committee. Pursuant to NYSE Listing Manual, Section 303A.00, a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company is exempt from the requirements that its Board of Directors consist of a majority of independent directors and that the Compensation Committee (and, if applicable, the nominating committee) of such company be comprised solely of independent directors. At December 29, 2019, Apollo beneficially owned 100% of the voting power of the Company which would qualify the Company as a controlled company eligible for exemption under the rule.
ITEM 14. Principal Accountant Fees and Services.
The firm of Deloitte & Touche LLP was the independent registered public accounting firm for the audit of the Company’s annual consolidated financial statements included in the Company’s annual report on Form 10-K, the review of the consolidated financial statements included in the Company’s quarterly reports on Forms 10-Q and for services that are normally provided by accountants in connection with statutory and regulatory filings or engagements for the fiscal years ended December 29, 2019 and December 30, 2018. The following table presents fees billed or expected to be billed for professional services rendered by Deloitte & Touche LLP for the audit of the Company’s annual consolidated financial statements, audit-related services, tax services and all other services rendered by Deloitte & Touche LLP for the Company’s 2019 and 2018 fiscal years:

	Fiscal 2019	Fiscal 2018
Audit Fees (1)	$600,000	$585,000
Audit-related Fees (2)	10,000	10,000
Tax fees (3)	—	—
All other fees (4)	2,000	3,000
Total	$612,000	$598,000
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

PART II – OTHER INFORMATION
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements.
The consolidated financial statements and related notes included in Part II, Item 8. “Financial Statements and Supplementary Data” are filed as a part of this Annual Report on Form 10-K. See “Index to Consolidated Financial Statements.”

2. Financial Statement Schedules.
There are no financial statement schedules filed as a part of this Annual Report on Form 10-K, since the circumstances requiring inclusion of such schedules are not present.

3. Exhibits.
See the Exhibit Index beginning on page 99.

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

4.2
Registration Rights Agreement, dated as of February 19, 2014, among CEC Entertainment, Inc., the Subsidiary Guarantors, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

4.3
First Supplemental Indenture, dated as of October 9, 2014, among CEC Entertainment, Inc., CEC Entertainment Leasing Company and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2014)

4.4
Second Supplemental Indenture, dated as of November 20, 2014, among Peter Piper Holdings, Inc., CEC Entertainment, Inc., Peter Piper Inc., Peter Piper Mexico, LLC, Peter Piper Texas, LLC, Texas PP Beverage, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 5, 2015)

4.5
Third Supplemental Indenture, dated as of March 19, 2015, among CEC Entertainment, Inc., CEC Leaseholder, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

4.6
Fourth Supplemental Indenture, dated as of November 13, 2017, among CEC Entertainment., CEC Leaseholder #2, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.6 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

4.7
Fifth Supplemental Indenture, dated as of January 24, 2018, among CEC Entertainment, Inc., CEC Entertainment International, LLC and Wilmington Trust, National Association (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 28, 2018)

10.1
First Lien Credit Agreement, dated as of February 14, 2014, among Queso Holdings Inc., as Holdings, Q Merger Sub Inc., as Borrower, the Lenders party thereto, Deutsche Bank AG New York Branch, as Administrative Agent, Deutsche Bank Securities Inc., Credit Suisse Securities (USA) LLC, Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, Credit Suisse Securities (USA) LLC, as Syndication Agent, and Morgan Stanley Senior Funding, Inc. and UBS Securities LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.2
Collateral Agreement (First Lien), dated as of February 14, 2014, among CEC Entertainment, Inc. (as successor by merger on the date thereof to Q Merger Sub Inc.), as Borrower, each Subsidiary Loan Party party thereto and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.3
Holdings Guarantee and Pledge Agreement, dated as of February 14, 2014, between Queso Holdings Inc., as Holdings, and Deutsche Bank AG New York Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.4
Subsidiary Guarantee Agreement (First Lien), dated as of February 14, 2014, among the subsidiaries of CEC Entertainment, Inc. named therein and Deutsche Bank AG New York Branch, as Collateral Agent (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.5
First Lien Credit Agreement, dated as of August 30, 2019, among Queso Holdings Inc., as Holdings, CEC Entertainment, Inc., as Borrower, the Lenders party thereto, and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2019)

10.6
Collateral Agreement (First Lien), dated as of August 30, 2019, among CEC Entertainment, Inc., as Borrower, each Subsidiary Loan Party party thereto and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2019)

10.7
Holdings Guarantee and Pledge Agreement, dated as of August 30, 2019, between Queso Holdings Inc., as Holdings, and Credit Suisse AG, Cayman Islands Branch, as Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2019)

10.8
Subsidiary Guarantee Agreement (First Lien), dated as of August 30, 2019, among the subsidiaries of CEC Entertainment, Inc. named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 12, 2019)

10.9
Employment Agreement, dated as of July 30, 2014, between the Company and Thomas Leverton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.10
Employment Agreement, dated as of July 30, 2014, between the Company and J. Roger Cardinale (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.11
Non-Employee Director Term Sheet, dated as of July 30, 2014, between the Company and Allen R. Weiss (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.12
Queso Holdings Inc. 2014 Equity Incentive Plan, as adopted on August 21, 2014 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.13
Form of Queso Holdings Inc. 2014 Equity Incentive Plan Stock Option Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-4 (File No. 333-199298) as filed with the Commission on October 14, 2014)

10.14
Incremental Assumption Agreement (Extended Revolving Facility Commitment) dated as of May 8, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on August 10, 2018)

10.15
Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and Thomas Leverton (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 9, 2018)

10.16
Amendment to Employment Agreement, dated as of October 12, 2018, between CEC Entertainment, Inc. and J. Roger Cardinale (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13687) as filed with the Commission on November 9, 2018)

10.17
Employment Agreement, dated as of December 20, 2018 between the Company and James A. Howell (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2019)

10.18
Employment Agreement, dated as of January 4, 2020, between the Company and David McKillips (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on January 21, 2020)

10.19
Separation Agreement and Release, by and between CEC Entertainment, Inc. and Thomas Leverton executed January 31, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13687) as filed with the Commission on February 6, 2020)

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
ITEM 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2020	CEC Entertainment, Inc.

/s/ David McKillips
David McKillips
Chief Executive Officer and Director
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David McKillips	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020
David McKillips

/s/ James A. Howell	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 12, 2020
James A. Howell

/s/ Tony Howard	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	March 12, 2020
Tony Howard

*	Director	March 12, 2020
Andrew S. Jhawar

*	Director	March 12, 2020
Peter C. Brown

*	Director	March 12, 2020
Naveen R. Shahani

*	Director	March 12, 2020
Allen R. Weiss

*By:
/s/ Rodolfo Rodriguez, Jr.	Executive Vice President, Chief Legal and Human Resources Officer	March 12, 2020
Rodolfo Rodriguez, Jr.