Form 10-K/A
period 2019-12-29
CEC ENTERTAINMENT INC
filed 2020-04-27
CIK 813920

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
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
DOCUMENTS INCORPORATED BY REFERENCE
None

CEC ENTERTAINMENT, INC.

Explanatory Note
CEC Entertainment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 29, 2019, as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2020 (the “Original Form 10-K”), in accordance with General Instruction G(3) to Form 10-K in order to provide the information required by Part III, Item 11 of Form 10-K.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except for the information described above, the Amendment does not amend or otherwise update any other information in the Original Form 10-K, including without limitation, the consolidated financial statements, and speaks of the filing date of our Original Form 10-K. Events occurring after the date of the Original Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Original Form 10-K.
As used throughout this Amendment, the terms “CEC Entertainment,” “we,” “us,” and “our,” refer to CEC Entertainment, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements, which involve risks and uncertainties. These forward-looking statements are generally identified by the use of forward-looking terminology, including the terms “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” “would” and, in each case, their negative or other various or comparable terminology. All statements other than statements of historical facts contained in this report, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth are forward-looking statements. Forward-looking statements are made based on management’s current expectations and beliefs concerning future events and, therefore, involve a number of assumptions, risks and uncertainties, including the risk factors described in Part I, Item 1. “Business”, Part 1, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Original Form 10-K filed with the SEC on March 12, 2020. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may differ from those anticipated, estimated or expected. There are a number of important factors that could cause actual results or events to differ materially from those indicated by such forward-looking statements, including but not limited to:

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
These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Important factors that could cause our results to vary from expectations include, but are not limited to:

•	negative publicity and changes in consumer preference;

•	our ability to successfully expand and update our current venue base;

•	our ability to successfully implement our marketing strategy;

•	our ability to compete effectively in an environment of intense competition;

•	our ability to weather economic uncertainty and changes in consumer discretionary spending;

•	increases in food, labor and other operating costs;

•	the impact of labor scheduling legislation;

•	the impact of public health issues, including the novel coronavirus that has disrupted the Company’s operations since February 2020;

•	our ability to successfully open international franchises and to operate under the U.S. and foreign anti-corruption laws that govern those international ventures;

•	risks related to our substantial indebtedness;

•	failure of our information technology systems to support our current and growing businesses;

•	disruptions to our commodity distribution system;

•	our dependence on third-party vendors to provide us with sufficient quantities of new entertainment-related equipment, prizes and merchandise at acceptable prices;

•	risks from product liability claims and product recalls;

•	the impact of governmental laws and regulations and the outcomes of legal proceedings;

•	potential liability under certain state property laws;

•	fluctuations in our financial results due to new venue openings;

•	local conditions, natural disasters, terrorist attacks and other events and public health issues, including those outside the United States;

•	the seasonality of our business;

•	inadequate insurance coverage;

•	labor shortages and immigration reform;

•	loss of certain personnel;

•	our ability to adequately protect our trademarks or other proprietary rights;

•	our ability to pay our fixed rental payments;

•	impairment charges for goodwill, indefinite-lived intangible assets or other long-lived assets;

•	our ability to successfully integrate the operations of companies we acquire;

•	our failure to maintain adequate internal controls over our financial and management systems; and

•
other risks, uncertainties and factors set forth in Part I, Item 1A. “Risk Factors” of the Company’s Original Form 10-K filed with the SEC on March 12, 2020 and updated in Item 8.01 “Other Events - Risk Factor Update” of the Company’s Form 8-K filed with the SEC on March 27, 2020.

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

ITEM 11. Executive and Director Compensation

We are an “emerging growth company” as defined under the Jumpstart Our Business Startups (JOBS) Act. As such, we have opted to meet the disclosure requirements of Item 402 of Regulation S-K by providing the reduced disclosures required of a “smaller reporting company” as such term is defined under the Securities Act of 1933, as amended.
Summary Compensation Table
The Summary Compensation Table sets forth information regarding the compensation paid to, awarded to, or earned by our Chief Executive Officer and our two other most highly compensated executive officers in Fiscal 2019 for services rendered in all capacities during Fiscal 2019 and Fiscal 2018:

Name and Principal Position	Year	Salary	Stock Awards (3)	Option Awards (4)	Non-Equity Incentive Plan Compensation (5)	All Other Compensation (6)	Total
		($)	($)	($)	($)	($)	($)
Thomas Leverton (1)	2019	550,000	667,221	128,954	—	—	1,346,175
Former Chief Executive Officer	2018	550,000	—	—	300,728	24,000	874,728
J. Roger Cardinale	2019	485,000	63,363	85,971	441,350	—	1,075,684
President	2018	485,000	—	—	260,337	18,000	763,337
James Howell (2)	2019	404,652	515,527	597,275	—	82,440	1,599,894
Executive Vice President and Chief Financial Officer	2018	100,000	—	—	121,532	—	221,532
__________________________

(1)	Mr. Leverton stepped down from his position as Chief Executive Officer of CEC Entertainment on January 21, 2020.

(2)	Mr. Howell began his employment with CEC Entertainment in September 2018.

(3)
This column represents the grant date fair value of stock bonus awards approved by the Compensation Committee in each of the fiscal years presented computed in accordance with the Financial Accounting Standards Board’s ASC 718 - Compensation - Stock Compensation (“ASC 718”) . For further discussion on the valuation assumptions used with respect to the stock awards granted in 2019, refer to “-Narrative Disclosure To Summary Compensation Table,” below and Note 17. “Stock-Based Compensation Arrangements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K.

(4)
This column represents the grant date fair value of stock options approved by the Compensation Committee and awarded to executive officers in each of the fiscal years presented, computed in accordance with ASC 718. For further discussion on the valuation assumptions used with respect to the option awards granted in 2019, refer to Note 17. “Stock-Based Compensation Arrangements” included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K. Option Award amounts reported in the table above for 2019 consist of the following items:

Option Award Component	Mr. Leverton	Mr. Cardinale	Mr. Howell
Stock options - Tranche A:
Fair value on grant date ($)	$128,954	$85,971	$234,266
Options granted (#)	38,725	25,817	70,350
Stock options - Tranche B:
Fair value on grant date ($)	$—	$—	$213,161
Options granted (#)	—	—	70,350
Stock options - Tranche C:
Fair value on grant date ($)	$—	$—	$149,848
Options granted (#)	—	—	70,351
Stock options - Total:
Fair value on grant date ($)	$128,954	$85,971	$597,275
Options granted (#)	38,725	25,817	211,051

(5)	See “-Narrative Disclosure To Summary Compensation Table - Non Equity Incentive Plan Compensation,” below for more information about the terms of these awards.
(6)See the table below for additional information about the compensation included under “All Other Compensation” for 2019 and 2018.

Name	Year	Car Allowance/Car Insurance	Car Insurance Reimbursement	Moving Expense Reimbursement	Total
		($)	($)	($)	($)
Thomas Leverton	2019	24,000	—	—	24,000
	2018	24,000	—	—	24,000
J. Roger Cardinale	2019	18,000	1,322	—	19,322
	2018	18,000	—	—	18,000
James Howell	2019	—	—	82,440	82,440
	2018	—	—	—	—
Narrative Disclosure to Summary Compensation Table
Employment Agreements with Named Executive Officers
On July 30, 2014, CEC Entertainment entered into employment agreements with Messrs. Leverton and Cardinale, and on December 20, 2018, CEC Entertainment entered into an employment agreement with Mr. Howell. Each of these agreements contains substantially similar terms and conditions of employment, including a five-year term. The employment agreements provide for an annual base salary of $550,000 for Mr. Leverton, $485,000 for Mr. Cardinale, and $406,720 for Mr. Howell. The agreements also provide for maximum annual bonus opportunities equal to 150% of the named executive’s respective base salary. Finally, all of our named executive officers are entitled to receive, pursuant to the terms of their employment agreements, employee benefits provided to senior executives of the Company, as quantified in the table included in footnote 6 to the Summary Compensation Table above.
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
The employment agreements also (a) required that each named executive officer purchase common stock of Parent having an aggregate value as of the date of purchase equal to $1,500,000, in the case of Mr. Cardinale; $500,000, in the case of Mr. Leverton; and $300,000, in the case of Mr. Howell, to be made as an initial investment of $150,000 and up to $150,000 of Mr. Howell’s annual bonus, net of applicable taxes, until such amount reaches $150,000; (b) provided for a one‑time grant of stock options to purchase common stock of Parent representing a percentage of the fully diluted shares of common stock of Parent equal to 1.50% (580,875 shares), in the case of Mr. Leverton; 1.00% (387,249 shares), in the case of Mr. Cardinale; and 0.545% (211,051 shares), in the case of Mr. Howell (which stock options were granted on January 30, 2019); and (c) for Mr. Leverton only, provided for a one‑time award of restricted shares of Parent having an aggregate grant date value equal to $550,000, prorated for the number of days he served during 2014 (which reduced, dollar-for-dollar, his annual bonus for 2014). All such equity awards were granted pursuant to the terms of the Queso Holdings Inc. 2014 Equity Incentive Plan (the “Equity Incentive Plan”) and award agreements. Mr. Howell purchased his initial investment of common stock of Parent on December 21, 2018 and invested his 2018 incentive compensation payout, net of applicable taxes, of $89,393 in March 2019. In March 2020, Mr. Howell received his 2019 incentive payment in stock of Parent, satisfying in full the required investment in common stock of Parent pursuant to his employment agreement.
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
On October 12, 2018, CEC Entertainment entered into an “Amendment to Employment Agreement” with each of Messrs. Leverton and Cardinale, which provided for (a) an extension for an additional term of one year, to be automatically extended thereafter for successive one-year terms unless either party gives notice of an intention not to further extend the term at least 90 days before the applicable renewal date of the agreement; (b) stock bonus grants valued at $70,140 for Mr. Leverton and $63,263 for Mr. Cardinale, which were granted on January 1, 2019; (c) certain obligations of the Company to the named executive officers in the event the Employment Period defined in their agreements expires as a result of either (i) the Company’s non-extension of the Agreement without Cause, or (ii) the Executive’s non-extension of the Agreement for Good Reason; and (d) updated Notice provisions.
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
Non-Equity Incentive Plan Compensation
For 2019, the Compensation Committee determined that growth in comparable venue sales, revenues, free cash flow, and pro forma Adjusted EBITDA (as defined in the 2019 Incentive Bonus Plan (the “Incentive Bonus Plan”), referred to herein as “Adjusted EBITDA”) were appropriate quantitative measures of CEC Entertainment’s performance for purposes of determining the incentive compensation to be awarded to each of our named executive officers under the Incentive Bonus Plan. The Compensation Committee also determined that the Incentive Bonus Plan should have a discretionary component to reward individual performance. In no event would a cash bonus be paid under the Incentive Bonus Plan with respect to any given performance measure unless certain minimum targets for the fiscal year as predetermined by the Compensation Committee were attained.
For 2019, the actual bonus that could have been earned by an eligible employee was equal to the employee’s gross base earnings for the year (which was equal to the gross salary paid to the employee during Fiscal 2019), multiplied by his or her target bonus percentage, multiplied by the sum of the multipliers for each of the two measurable components of the Incentive Bonus Plan, each measured for the Company: (i) Adjusted EBITDA, (ii) free cash flow, (iii) comparable venue sales change, (iv) revenues, and (v) a portion that was based on the employee’s achievement of individual performance goals. The five components were weighted as follows:

Metric	Total Bonus %
Adjusted EBITDA	40%
Free cash flow (1)	20%
Comparable venue sales change	10%
Revenues (2)	10%
Individual Performance	20%
Total	100%
_______________

(1)
Free cash flow represents Adjusted EBITDA less total capital expenditures as reported in the Company’s Statement of Cash Flows for 2019 included in Part II, Item 8. “Financial Statements and Supplementary Data” of the Original Form 10-K, adjusted for all approved capital projects and new store completions.

(2)
Revenues represents the Company’s Total revenues of $912.9 million, adjusted for the actual cash received for franchise fees received in the period for post-acquisition franchise development agreements, which we do not start recognizing into revenue until the franchise venue is opened, of $2.0 million, for a grand total of $914.9 million.

For 2019, the Compensation Committee set the following initial target, minimum, and maximum levels for payout eligibility under the Incentive Bonus Plan’s performance measure of Adjusted EBITDA as follows (all dollar figures are in millions):

Metric	Minimum (1)	Target	Maximum (2)

Adjusted EBITDA	$178.0	$180.0	$193.3
Free cash flow	$75.3	$77.3	$90.6
Comparable venue sales change	2.2%	2.8%	5.9%
Revenues	$916.2	$921.1	$938.5
_______________

(1)	If the minimum quantitative component of the Incentive Bonus Plan were achieved, the bonus payout, as a percentage of target, would be 50%.

(2)	The maximum bonus payout on the quantitative component of the Incentive Bonus Plan, as a percentage of target, is 150%.

If the actual quantitative component achieved was either (i) greater than such component’s minimum level but less than its target level or (ii) greater than such component’s target level but less than its maximum level, then the portion of the bonus payable in respect of such component would be calculated based on a linear interpolation.
The Company’s Adjusted EBITDA of $184.1 million resulted in a payout equal to 100% of the target for that component under the Incentive Bonus Plan. As this metric could contribute up to 40% of the total bonus available under the Incentive Bonus Plan, the actual payout for the Adjusted EBITDA component was 40% of an eligible employees’ target bonus (100% x 40% = 40%). Similarly, the Company’s free cash flow of $95.7 million resulted in a payout equal to 115% of the target, as adjusted from the target initially set, for that component under the Incentive Bonus Plan. As this metric could contribute up to 20% of the total bonus available under the Incentive Bonus Plan, actual payout for the free cash flow component of the Incentive Bonus Plan was 23% of eligible employees’ target bonus (115% x 20% = 23%). Furthermore, the Company’s 2.7% growth of comparable venue sales resulted in a payout equal to 100% of the target for this component of the bonus calculation. As this metric could contribute up to 10% of the total bonus available under the Incentive Bonus Plan, actual payout for the comparable venue sales component was 10% of eligible employees’ target bonus (100% x 10% = 10%). Finally, the Company’s $914.9 million of revenues resulted in no payout for this component of the bonus calculation under the Incentive Bonus Plan.
The Incentive Bonus Plan also provides that each employee may be awarded a bonus of up to 20% of the total target bonus percentage based on the employee’s achievement of individual performance goals. The percentage of the individual performance component awarded to an employee is decided by the employee’s direct supervisor (or, in the case of our Chief Executive Officer, by the Compensation Committee), whose decision is to be guided by the employee’s achievement of his or her goals that were established in coordination with the supervisor or the Compensation Committee, as applicable, at the beginning of the employee’s review period. The discretionary component of the Incentive Bonus Plan cannot be achieved above 100% of target, and many employees were awarded less than 100% of the discretionary portion of the bonus.
Assuming a 100% award of the individual performance portion of the bonus, the maximum payout that an eligible employee could receive would be 93% of the employee’s target bonus (40% + 23% +10% + 0% + 20% = 93%).
These calculations are set forth in the following table:

		2019 Payout
Metric	% Weighting	Bonus as a % of Target	% of Base
Adjusted EBITDA	40%	100%	40%
Free cash flow	20%	115%	23%
Comparable venue sales change	10%	100%	10%
Revenue	10%	—%	—%
Individual performance	20%	100%	20%
Total	100%		93%
Based on these calculations, our named executive officers received the following bonuses under the Incentive Bonus Plan:

Name and Position	2019 Incentive Bonus Plan Payment
Tom Leverton, Former Chief Executive Officer (1)(2)	$—
J. Roger Cardinale, President	$441,350
James Howell, Chief Financial Officer (2)	$—
_______________

(1)	Mr. Leverton’s employment with the Company terminated as of January 21, 2020; therefore he was eligible for a payment under the 2019 Incentive Bonus Plan.

(2)	See section entitled “Stock Bonuses”

Stock Bonuses
On October 12, 2018, each of Messrs. Leverton and Cardinale entered into an “Amendment to Employment Agreement”, as discussed above under “Employment Agreements with Named Executive Officers” that provided for a stock bonus grant valued at $70,471 for Mr. Leverton and $63,363 for Mr. Cardinale, effective January 1, 2019. The following table outlines the details of the common shares of Parent issued effective January 1, 2019:

Name and Position	Number of common shares of Parent (2)	Payout value of 2019 Stock Bonus
Tom Leverton, Former Chief Executive Officer (1)	7,954	$70,471
J. Roger Cardinale, President	7,152	$63,363
_______________

(1)	Mr. Leverton’s employment with the Company terminated as of January 21, 2020.

(2)
The number of common shares of Parent is presented on a gross basis, before shares withheld for taxes. The total number of shares withheld for taxes for Mr. Leverton and Mr. Cardinale were 2,358 and 2,120, respectively.

On January 18, 2019, each of Messrs. Leverton and Howell entered into a stock bonus agreement with Parent whereby they elected to receive their 2019 incentive payment under the Incentive Bonus Plan in common stock of Parent (the “Stock Bonus Agreement”). Under the Stock Bonus Agreement, Mr. Leverton and Mr. Howell would receive their 2019 Incentive Bonus Plan payment as unrestricted shares of common stock of Parent equal to the quotient, rounded down to the nearest whole number of shares, derived by dividing the product of (i) (a) 100% of the cash value of their bonus amount as calculated under the Incentive Bonus Plan, multiplied by (b) 1.4, by (ii) $8.86 (the “Stock Bonus”).
Assuming a 100% award of the discretionary portion of their bonus, the maximum payout that Messrs. Leverton and Howell could receive based on the target achievements discussed above under “Non-Equity Incentive Plan Compensation” would be 133% of their target bonus (40% + 23% +10% + 0% + 20% + 40% = 133%).
Based on these calculations, Mr. Leverton and Mr. Howell received the following bonuses under the Stock Bonus Agreement:

Name and Position	Number of common shares of Parent	Payout value of 2019 Stock Bonus
Tom Leverton, Former Chief Executive Officer (1)	67,353	$596,750
James Howell, Chief Financial Officer	58,185	$515,527
______________

(1)	Mr. Leverton’s employment with the Company terminated as of January 21, 2020, therefore he was eligible for a payment under the 2019 Stock Bonus Agreement.

(2)
The number of common shares of Parent is presented on a gross basis, before shares withheld for taxes. The total number of shares withheld for taxes for Mr. Leverton and Mr. Howell were 27,440 and 23,596, respectively.

Mr. Leverton’s and Mr. Howell’s common shares of Parent were issued on March 6, 2020, the date on which annual bonuses were paid to employees of the Company with respect to 2019 performance.
Indemnification Agreements
The board of directors has authorized the Company to enter into indemnification agreements with certain current and future directors and senior officers of the Company who may be designated from time to time by the board of directors, including each of our named executive officers. The indemnification agreements supplement and clarify existing indemnification provisions of the Company’s Third Restated Articles of Incorporation and Second Amended and Restated Bylaws and, in general, require the Company, to the extent permitted under applicable law, to indemnify such persons against all expenses, judgments and fines incurred in connection with the defense or settlement of any actions brought against them by reason of the fact that they are or were directors or officers of the Company or any other enterprise, to the extent they assumed those responsibilities at the direction of the Company. The indemnification agreements also establish processes and procedures for indemnification claims, advancement of expenses and costs and other determinations with respect to indemnification.

Outstanding Equity Awards at 2019 Fiscal Year-End
The following table provides information on stock options held by our named executive officers as of December 29, 2019, the last day of our 2019 fiscal year. Each equity grant is shown separately for each named executive officer. The vesting schedule for each grant is shown following this table, based on the stock option award grant date.

	Option Awards
	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Number of Securities Underlying Unexercised Unearned Options (#) (1)	Options Exercise Price ($) (2)	Option Expiration Date
Thomas Leverton	193,625	—	387,250	8.03	02/14/2024
	—	38,727	—	8.86	02/14/2029
J. Roger Cardinale	129,083	—	258,166	8.03	02/14/2024
	—	25,817	—	8.86	02/14/2029
James Howell	—	70,350	140,701	8.86	01/30/2029
___________________________

(1)
Under the Queso Holdings Inc. Equity Incentive Plan Stock Option Agreement, as amended (the “Option Agreement”), which each named executive officer signed as a condition of receiving option grants from Parent, each of our named executive officers was awarded three tranches of stock options (with each of Tranche A, Tranche B, and Tranche C equal to 1/3 of the total grant). As to the stock options granted to Messrs. Leverton and Cardinale in 2014, Tranche A stock options vested and became exercisable in equal installments on each of the first five anniversaries of the date the stock options were granted. As to the stock options granted to Messrs. Leverton, Cardinale and Howell in 2014, Tranche A stock options vest and become exercisable in equal installments on each of the first five anniversaries of the date the stock options were granted. Tranche B stock options vest and become exercisable if AP VIII CEC Holdings, L.P. (f/k/a AP VIII Queso Holdings, L.P.), an affiliate of our sponsor, and its affiliates realize a multiple on invested capital (“MOIC”) of at least 2.0x (with such MOIC to be calculated in accordance with the methodology set forth in the Equity Incentive Plan). Tranche C stock options vest and become exercisable if AP VIII CEC Holdings, L.P., an affiliate of our sponsor, and its affiliates realize an MOIC of at least 3.0x. For a description of the treatment of the stock option in the event of an initial public offering or change in control, please see the description below under the heading “Potential Payments Upon Termination or Change in Control - Accelerated Vesting of Stock Options; Option to Repurchase Stock.” As of the same date, none of our named executive officers’ Tranche B and C stock options had vested.

(2) The listed stock option exercise prices reflect adjustments taking into account dividends paid in 2015.
Potential Payments Upon Termination or Change in Control
Severance Benefits
As described above, the employment agreements with each of Messrs. Leverton, Cardinale, and Howell provide for severance benefits upon a termination by the Company without “cause” or upon a resignation by the named executive officer with “good reason,” in either case consisting of a lump-sum payment (a “Severance Payment”) equal to the sum of one year of base salary plus the annual bonus paid to the named executive officer in respect of the most recently completed fiscal year. “Good reason” is defined as the occurrence of any of the following: (i) any reduction in base salary (or in the case of Mr. Leverton, reduction in base salary or maximum bonus opportunity), (ii) any material breach by the Company of the executive’s employment agreement, or (iii) a forced relocation of more than 50 miles from the executive’s principal place of employment. As indicated above, pursuant to the amendments to their Employment Agreements, the Company’s obligation to make a Severance Payment to Messrs. Leverton and Cardinale also attaches in the event of either (x) the Company’s non-extension of the Agreement without “cause,” or (y) the Executive’s non-extension of the Agreement for ”good reason.” In any event, the executive’s right to receive a Severance Payment is conditioned upon the execution, delivery, and non-revocation by the executive of a comprehensive release of claims in favor of the Company.
Accelerated Vesting of Stock Options; Option to Repurchase Stock
The Option Agreements signed by Messrs. Leverton, Cardinale, and Howell provide that any Tranche A stock options that have not vested at the time of a termination of employment for any reason other than certain qualifying terminations of employment that occur within six months following a change in control will be canceled for no consideration. In the event of a change in control, however, any unvested Tranche A stock options are to be canceled and converted into a right to receive an amount of cash equal to the aggregate spread value of such unvested stock options at the time of the transaction (the “Converted Award”), which amount shall be contributed to a rabbi trust and is payable on the six-month anniversary of the change in control (or, if earlier, the original scheduled vesting date), as long as the named executive officer is still employed at that time. If the employment of Mr. Leverton, Mr. Cardinale, or Mr. Howell. as applicable, is terminated without “cause” or by the executive for

“good reason” (as each such term is defined in such executive’s employment agreement) before the six-month anniversary of the change in control, however, any then-outstanding portion of the Converted Award shall be released from the rabbi trust and paid within 10 days following such termination of employment.
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
If the employment of a named executive officer is terminated for any reason other than “cause’’ independent of a change in control or initial public offering, all unvested stock options held by such named executive officer at the time of the termination of his employment will be canceled for no consideration, but vested stock options may be exercised for a defined period after the termination. A termination for ‘‘cause’’ will result in termination of all stock options, including those that have vested.
Each of Messrs. Leverton, Cardinale, and Howell also signed an “Investor Rights Agreement” as a condition of purchasing common stock of Parent pursuant to his employment agreement. The Investor Rights Agreement provides that Parent or its designee may repurchase such stock from the officer in the event of termination of his employment prior to a public offering by Parent. If the executive’s termination is for any reason other than (i) by the Company for “cause” (as that term is defined in the Investor Rights Agreement), or (ii) a voluntary resignation by the executive, then the price that the Company or its designee will pay for the stock will be the fair market value of the stock as of the termination date. If the termination is by the Company for “cause,” or by the executive for any reason, the price to be paid will be the lesser of the fair market value of the stock as of the termination date and the amount originally paid by the shareholder to acquire the shares, less any amount per share of any dividends or other distributions paid or payable to the shareholder since share purchase. Following the same framework, the Option Agreement allows the Company the same right (but not obligation) to repurchase any shares of common stock acquired by our named executive officers through option exercises.
As of December 29, 2019, 100% of the Tranche A stock options granted to Messrs. Leverton and Cardinale in 2014 had vested, so in the event of their termination as of that date for any reason (other than a termination for cause) and absent a change in control, these vested stock options would be available for exercise. Under the Option Agreement, such stock options remain exercisable as follows: (a) in the event of death or disability of the named executive officer, by the earlier of (1) one year following such termination and (2) the expiration of the option term; and (b) for all other terminations, by the earlier of (1) 90 days following such termination and (2) the expiration of the option term. None of the Tranche A stock options granted to Messrs. Leverton, Cardinale, and Howell in 2019 had vested as of December 29, 2019.
If, in connection with a change in control, the Company had terminated the employment of Messrs. Leverton, Cardinale, or Howell without cause, or as the result of their respective resignation for good reason as of December 29, 2019, their respective Tranche A stock options would have vested in full.
In summary, therefore, assuming a severance-eligible termination as of December 29, 2019, each of our named executives would have been entitled to the following:

Name	Resignation with Good Reason	Termination Without Cause	Terminated Without Cause or Resignation with Good Reason Following a Change in Control
	($)	($)	($)
Thomas Leverton:
• Salary	550,000	550,000	550,000
• Non-Equity Incentive Plan Compensation	426,250	426,250	426,250
• Accelerated payment of the Converted Award (1)	—	—	—
Totals	976,250	976,250	976,250

J. Roger Cardinale
• Salary	485,000	485,000	485,000
• Non-Equity Incentive Plan Compensation	441,350	441,350	441,350
• Accelerated payment of the Converted Award (1)	—	—	—
Totals	926,350	926,350	926,350

James Howell
• Salary	406,720	406,720	406,720
• Non-Equity Incentive Plan Compensation	368,234	368,234	368,234
• Accelerated payment of the Converted Award (1)	—	—	—
Totals	774,954	774,954	774,954
________________________

(1)
Subject to the continued employment of Messrs. Leverton, Cardinale, and Howell, as applicable, any portion of the Converted Award (i.e., the spread value of Tranche A stock options in a change in control) is payable on the six-month anniversary of such transaction. If, however, the employment of Mr. Leverton, Mr. Cardinale, or Mr. Howell, as applicable, is terminated without cause or due to a resignation with good reason prior to such date, such named executive officer would be eligible to accelerated payment of the Converted Award.

DIRECTOR COMPENSATION
As of December 29, 2019, we compensated Peter Brown and Allen Weiss for their service on our board of directors and committees thereof with annual retainer fees of $86,500 and $76,500, respectively, which amount was prorated for Mr. Brown, who joined our board of directors on March 20, 2019. All other members of our board of directors receive no compensation. We reimburse our directors for travel expenses to and from our board meetings and other reasonable out-of-pocket expenses they incur when attending meetings or conducting their duties as directors.
The following table sets forth information concerning fees and other amounts earned or paid to each non-employee director of the Company during Fiscal 2019:
Director Compensation for Fiscal 2019

Name (1)	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
	($)(7)	($)	($)	($)	($)
Peter C. Brown (2)	64,875	—	—	—	64,875
Allen R. Weiss (3)	80,874	—	—	—	80,874
Andrew S. Jhawar(4)	—	—	—	—	—
Naveen R. Shahani (5)	—	—	—	—	—
Michael Diverio (6)	—	—	—	—	—
____________________

(1)
Mr. Leverton, who stepped down as Chief Executive Officer and director effective January 21, 2020, has been excluded from this table because his compensation is fully reflected in the Summary Compensation Table.

(2)
Mr. Brown was appointed to the board of directors effective as of March 20, 2019. In addition, the board of directors also appointed Mr. Brown to the audit and compensation committees of the board of directors, and elected him as Chairman of the Audit Committee of the board of directors. Mr. Brown’s compensation reflects a prorated retainer amount based on his partial year of service on the board of directors and committees thereof.

(3)
Mr. Weiss was compensated $100,000 per year for his services on our board of directors, and committees thereof, through March 7, 2019. For the period from March 8, 2019 through December 29, 2019, Mr. Weiss’ annual retainer fee for his services on our board of directors, and committees thereof, was $76,500.

(4)
Mr. Jhawar resigned as a member of the Audit Committee of the board of directors and from the position of Chairman of the Audit Committee of the board of directors effective March 20, 2019. Mr. Jhawar was an employee of Apollo during Fiscal 2019 and was not awarded any compensation for his board of directors and committee service.

(5)
Mr. Shahani was appointed to the board of directors and to the Audit Committee of the board of directors effective as of February 19, 2019. Mr. Shahani was an employee of Apollo during the period from February 19, 2019 through December 29, 2019 and was not awarded any compensation for his board of directors and committee service.

(6)
During Fiscal 2019, Mr. Diverio, who resigned as a director effective February 19, 2019, was an employee of Apollo and was not awarded any compensation for his board of directors and committee service.

(7)	This column reports the amount of cash compensation earned in 2019 for board of directors and committee service.

PART II – OTHER INFORMATION
PART IV
ITEM 15. Exhibits and Financial Statement Schedules.

The following information required under this item (other than Exhibit 31.3 and 31.4) were filed as part of the Original Form 10-K:

1. Consolidated Financial Statements.

2. Financial Statement Schedules.

3. Exhibits.
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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2020)

24.1	Power of attorney (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2020)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2020)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2020)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2020)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (File No. 001-13687) as filed with the Commission on March 12, 2020)

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

Dated: April 27, 2020	CEC Entertainment, Inc.

/s/ David McKillips
David McKillips
Chief Executive Officer and Director